Form 10-K
period 2013-12-31
BLUEPHOENIX SOLUTIONS LTD
filed 2014-03-28
CIK 1029581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From   to

Commission File Number 333-06208

BLUEPHOENIX SOLUTIONS LTD.

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)
601 Union Street, Suite 4616 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (206) 395-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary shares, NIS 0.04 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $43,552,978 based on the closing sale price as reported on the NASDAQ Global Market of $4.07.

As of December 31, 2013, there were 11,404,460 ordinary shares outstanding.

BLUEPHOENIX SOLUTIONS LTD.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” “BluePhoenix” refer to BluePhoenix Solutions Ltd. and its subsidiaries unless otherwise indicated. The names BluePhoenix™ and BluePhoenix™ CTU, appearing in this annual report are trademarks of BluePhoenix. Other trademarks in this annual report are owned by their respective holders.

CHANGE OF REPORTING STATUS

Effective January 1, 2014, we ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to U.S. domestic issuers.  As a result, we are filing an Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2013.  Our annual reports for prior years were filed on Form 20-F.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains forward-looking statements based on our management’s beliefs and assumptions and on information currently available to our management.  These forward-looking statements involve known and unknown substantial risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K.  You can identify these statements by the fact that they do not relate strictly to historic or current facts. We use words like “anticipates,” “believes,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “plans,” “potential,” “should,” “will,” “would” and similar expressions to mean that the statements are forward-looking.    Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations. Given these uncertainties, you should not place undue reliance on these forward-looking statements. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In addition, you should note that our past financial and operational performance is not necessarily indicative of future financial and operational performance. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 1.    BUSINESS

Business Overview

Our Business

We develop and market enterprise legacy migration solutions and provide tools and professional services to international markets through several entities including wholly-owned subsidiaries located in: the United States, United Kingdom, Italy, Romania and Israel.  These technologies and services allow businesses to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programming languages.

Through the use of BluePhoenix developed technology, we:

•	perform conversions of legacy mainframe applications written in COBOL, CA GEN, Natural, PL/1 to Java and C# code;
•	perform conversions of legacy databases such as IDMS, ADABAS, VSAM, IMS, ICL to SQL Server, Oracle and DB2 environments; and
•
sell “Data Mirroring” software that allows companies to integrate legacy databases with modern relational databases on a routine/ongoing basis enabling data share across an organization without migration.

The technology conversion tools are proprietary to us and perform automated code conversion of programming languages and database replication.

In addition to the technology tools, we provide professional services for:

•	project management of migrations;
•	understanding and mapping of the applications;
•	testing;
•	remediation; and
•	ongoing monitoring and management of the environments.

Divestitures

In order to increase our profitability and professional capacities, we engaged in a strategic plan to focus on the legacy modernization business.  Following is a description of our principal divestitures during the last three fiscal years which were part of our strategic plan:

Sale of AppBuilder to Magic. In 2011, we entered into an agreement with Magic Software Enterprises Ltd., referred to as Magic, pursuant to which we sold to Magic our AppBuilder technology. The net consideration for the AppBuilder technology was $12.5 million, of which approximately $3.8 million was deposited in escrow. As of December 31, 2013, $100,000 was still held in escrow and is expected to be released upon the fulfillment of certain conditions. As a result of the transaction, we recorded a capital loss of $4.1 million in 2011, mostly derived from the realization of goodwill in the amount of $13.1 million. In 2012, we recorded a capital gain of $2.3 million in relation to proceeds received from this transaction. In 2013, we recorded a capital gain of $786,000 due to money released from the escrow.

In addition, as part of the agreement with Magic, we undertook to provide Magic with certain professional services during a three-year period commencing at the closing of the transaction. Revenues generated from these services in 2011 and 2012, were $483,000 and $1.44 million, respectively. Following the sale of operations of BridgeQuest, Inc., we reached an understanding with respect to these services, whereby no material additional revenues were generated from these services in 2013.

Sale of Liacom. In May 2012, we completed the sale of our 51% share holdings in Liacom Systems Ltd. for aggregate consideration of $1.7 million. The proceeds from the sale were used to repay loans.

Sale of Knowledge Management Business. In June 2012, we entered into an agreement for the sale of our holdings in BluePhoenix Knowledge Management Systems Ltd., for aggregate consideration of $550,000.

Sale of Operations of BridgeQuest, Inc. In February 2013, we executed an agreement for the sale of the operations of BridgeQuest, Inc. and its subsidiary. The total consideration that we received from the sale was $6,500.

Customers

We provide our modernization solutions directly to our customers or through our strategic partners, such as IBM Corporation (IBM), Computer Sciences Corporation (CSC), Oracle, Microsoft Corporation, Hewlett Packard (HP), NCI Building Systems Inc. (NCS), T-Systems, Cognizant, Capgemini and Dell Inc. Additionally, from time to time, other IT services companies license our technologies for use in modernization projects in various markets. Our partners include system integrators, as well as other software vendors who assist us in increasing our penetration and exposure in the market. We provide solutions to our partners’ customers in collaboration with the system integrator’s team. In most cases, the partners provide related services to the customers. Our arrangements with our partners vary. We may enter into distribution agreements under which we grant license rights to our partners or to the partners’ customers or provide related services, or a combination of both. Alternatively, we may enter into subcontractor relationships with our strategic partners.

A substantial portion of our agreements is in the form of fixed price contracts. We bear risks and uncertainties in these contracts, as we price these contracts based on estimates of future costs, duration of the project, and the impact of potential changes in the scope of the work. We also enter into other types of contracts, including annual maintenance contracts, license agreements, and arrangements on a time and materials basis.

In 2013, IBM Corporation accounted for 13.9% of our revenues.  In 2012, NCS PTE Ltd. and CenterPoint Energy Service Company LLC accounted for 14.3% and 11.7% of our revenues, respectively. In 2011, no individual customer accounted for 10% or more of our revenues.

The following table summarizes the revenues from our technology and services by geographic regions based on the location of the end customer for the periods indicated:

	Year ended December 31,
	2013	2012
	(in thousands)
North America	4,147	3,182
Europe	2,465	4,488
Israel	1,791	1,382
Other	134	1,572
Total Revenue	$8,537	$10,624

Research and Development

We continue to reinvest in our company through our investment in technology and process improvement. We also invest in a skilled and specialized workforce. In 2013, our investment in research and development amounted to $1.5 million, as compared to $691,000 in 2012. The increase was the result of additional research and development activities and the associated allocation of professional human resources to these activities.

Enterprise IT Automated Migration

Language Migration — We continue to refine our automated solutions for converting legacy languages to modern Java and C# codebases.  The legacy languages we target include:  COBOL, Natural, CA GEN, PL/I and ADS/O.  Our technology assets automate the core aspects of conversion, specifically:  legacy code inventory and analysis, conversion and functionality testing of the converted applications.

Chief Scientist Grants

PowerText — We received through a subsidiary, an aggregate of approximately $300,000 in grants from the Office of the Chief Scientist in the Ministry of Industry, Trade and Labor of the State of Israel, or the OCS, for the development of PowerText. PowerText is a software solution for automated electronic document mining, management and presentment. Royalties of 3% are payable to the OCS on all sales of PowerText up to 100% of the dollar-linked grant received.

The balance of the contingent liability relating to the royalties payable by our subsidiaries to the OCS, at December 31, 2013, amounted to approximately $264,000.

Other Grants

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2013, the remaining loan balance was approximately $202,000. Our subsidiary’s operations have been reduced significantly, which may result in the Ministry of Production in Italy requiring the immediate repayment of the full outstanding loan amount.

Intellectual Property

Our proprietary technology incorporates processes, methods, algorithms, and software that we believe are not easily copied. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regard as proprietary. However, we believe that with regard to most of our solutions, because of the rapid pace of technological change in the industry, patent and copyright protection are less significant to our competitive position than factors such as the knowledge, ability, and experience of our personnel, new product development, and ongoing product maintenance and support.

 Challenges and Opportunities

In a market that continues to innovate and evolve, new technologies and practices, by definition, render existing technology deployments out-of-date or legacy. By the same measure, however, in order for us to capitalize on the constant source of legacy solutions, we must evolve our solutions portfolio to deal with the changing definition of what constitutes “leading edge” technologies and the growing set that is deemed to be “legacy.” Over time, as one legacy set of technologies is gradually replaced, we must be capable of addressing the modernization needs of the next set of aging technologies. However, these cycles are slow and provide us with the time to update our technology and build the necessary knowledge in house.

The fact that the modernization needs of the market are evolving on a constant basis, necessitates that we be capable of tracking and predicting changes in technologies. Anticipating the needs of the IT modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

However, even if we develop modernization solutions that address the evolving needs of the legacy IT modernization market, we cannot assure that there will be a predictable demand for our offerings. Variables ranging from the macro-economic climate, to the competitive landscape, to the perceived need that the enterprise market has for a specific modernization solution, may have an impact such as, a longer sales cycle or increased pricing pressure.

To keep up with the anticipated growing demand for our solution, we must retain our highly skilled personnel in the fields of project management, legacy systems, and leading modern technologies. Maintaining and growing the requisite skill base can be problematic; personnel with an understanding of legacy technologies is a finite resource and the market for recruiting and retaining such skills can be highly competitive.

Competition

Legacy Modernization

We face competition for our solution from various entities operating in the market. At the highest level, the legacy IT modernization market competes with two other approaches that can be employed to evolve the operating capabilities of a business: re-building business systems from scratch or buying a commercially available application package that can be configured to serve the specific needs of a particular business.

Competition in the legacy IT modernization field is, to a large extent, based upon the functionality of the available technology and personnel expertise. Vendors in this market address the modernization of legacy systems in different ways, and therefore do not always compete directly with others. Many small vendors, those that possess just a few niche modernization technologies or a focused set of skills, are only capable of addressing a small portion of the overall modernization market. Selected few others are able to offer comprehensive suites of integrated solutions and are able to address the broad set of needs encountered by businesses.

Our principal competitors consist of system integrators, offshore outsourcers, and tool vendors, including leading software developers, who provide replacement or modernization of legacy systems.

We also face competition from niche tools and solutions companies operating in the enterprise IT modernization continuum.

In addition, enterprises themselves represent one of the largest categories of competition. For a variety of reasons, many businesses choose to execute legacy IT modernization projects using their own internal IT resources. The rationale for a company to attempt to conduct modernization activities using in-house resources varies. Reasons include wanting to justify the existence of available resources, the belief that using internal resources will be quicker or cheaper, and decision makers underestimating the complexity of modernization projects or failing to appreciate the benefits that can result by using experienced personnel and built-for-purpose tools.

Organizational Structure

We run our worldwide operations through several wholly owned and controlled subsidiaries, the significant of which are named below:

Name of Subsidiary	Ownership Interest	Country of Incorporation
BluePhoenix Solutions USA, Inc.	100%	United States
BluePhoenix Solutions U.K. Limited	100%	United Kingdom
BluePhoenix Legacy Modernization s.r.l.	100%	Italy
BluePhoenix Solutions Srl.	100%	Romania
Zulu Software Inc.	72%	United States

Employees

We had 96 full-time employees and four full-time consultants, as of December 31, 2013.  In January and February 2014, we continued our cost saving plan by reducing headcount to appropriate levels.  As of March 21, 2014, we have 69 full-time employees and four full-time consultants, in six offices around the world.

Company Information

We were incorporated in Israel in 1987 under the name A. Crystal Solutions Ltd. In 1996, we changed our name to Crystal Systems Solutions Ltd. In 2003, we changed our name to BluePhoenix Solutions Ltd. Our registered office is located at 3 Hasadnaot Street, Herzliya, 46733, Israel and our telephone number is: 972-545- 333158.  Our headquarters are located at 601 Union Street, Suite 4616, Seattle, Washington, 98101 and our telephone number is (206) 395-4152.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and in the other sections of, and the documents we have incorporated by reference into, this Annual Report on Form 10-K, when deciding whether to purchase our ordinary shares. The risks and uncertainties described below and in the documents we have incorporated by reference into this Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently believe are immaterial may also adversely affect our business, financial condition, results of operations, and our liquidity. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

In the past few years, we have experienced significant losses and negative cash flows from operations. If these trends continue, and we are not able to obtain adequate financing, our business, financial condition and results of operations would be materially adversely affected.

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $4.0 million and $11.4 million in each of the years 2013 and 2012, respectively.  Our negative cash flows from operations were $2.8 million in 2013 compared to $4.3 million in 2012. As of December 31, 2013, we had cash and cash equivalents of $2.6 million compared to cash and cash equivalents of $2.6 million as of December 31, 2012.  These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. If these trends continue, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition and results of operations.

We have a credit facility with one bank which expires October 1, 2014. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

In the past, we had several credit facilities with multiple banks. Following the repayment of all of our loans to the banking institutions, we currently maintain only one credit facility which expires October 1, 2014. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we may be required to raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that such financing would be available, either from investors or financing institutions. Banks usually require as a condition to providing financing, compliance with covenants regarding our maintenance of certain financial ratios. In addition, those covenants may include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us. Our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets.

If we do not reach agreements with financing institutions, when required, we would encounter difficulties in funding our operations. In addition, we cannot assure you that we would be able to raise cash or obtain financing from other third parties, including our shareholders. Moreover, even if we succeed in negotiating financing arrangements with third parties, we cannot assure you that the terms of such arrangements would be favorable to us or advantageous to our existing shareholders.

Raising money to finance our operations involves, from time to time, issuance of equity securities which may dilute your holdings in our company.

In order to finance our operations, we may raise capital from time to time from our shareholders or other third parties. Our arrangements with any such parties may include the issuance of equity or debt securities or conversion options of loans and interest accrued thereon into equity securities. For example, in 2012, we entered into a series of transactions with our three major shareholders, which included conversion options (which have since been exercised) of the loans extended to us by such shareholders, into ordinary shares. In addition, in 2013, we issued shares to one of our major shareholders, Prescott Group Aggressive Small Cap Master Fund, G.P, through a private placement, which also included an anti-dilution clause for the potential issuance of additional shares upon the occurrence of certain events.  The issuance of equity securities to certain investors would dilute your holdings in our company.

Unfavorable changes in economic conditions and decreases in capital expenditures by our customers have had, and could continue to have, a material adverse effect on our business and results of operations.

Our revenue is dependent upon the strength of the worldwide economy. In particular, we depend upon our customers making continuing capital investments in information technology products, such as those marketed and sold by us. These spending levels are impacted by the worldwide level of demand for enterprise legacy IT modernization solutions and services. Demand is normally a function of prevailing global or regional economic conditions and is negatively affected by a general economic slow-down as consumers reduce discretionary spending on information technology upgrades.

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenues decreased from $10.6 million in 2012 to $8.5 million in 2013.

We have identified and continue to experience, from time to time, delays in purchase order placement by our customers and longer sales cycles. The negotiation process with our customers has developed into a lengthy and expensive process. Customers with excess IT resources have chosen and may continue to choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, we anticipate that our low liquidity and financial condition may negatively impact the willingness of customers to place purchase orders with us.

We cannot predict the timing, strength or duration of any economic slowdown or any subsequent recovery. If the conditions in the markets in which we operate remain the same or worsen from present levels, or if customers are dissuaded to contract us due to our financial condition, our business, financial condition and results of operations would be materially and adversely affected.

We had negative cash flows from operations in 2013 and 2012 which may continue if we are not successful at increasing our revenues or reducing our expense level.

We had negative operating cash flows of $2.8 million in 2013 and $4.3 million in 2012. Based on the continuing decline in revenues in 2013 and 2012, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.

In February 2013, we sold the operations of BridgeQuest, Inc. and its subsidiary.   This sale, as well as those consummated in 2012, together with our cost saving plan, were intended to set our expenses at a level commensurate with expected revenue levels. There can be no assurance, however, that such plans will result in reduced expense levels commensurate with our reduced level of revenues. As a result, our business, financial condition and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenues, could cause a reduction in our revenues and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenues. In 2013, IBM Corporation accounted for 13.9% of our revenue.  In 2012, NCS PTE Ltd. and CenterPoint Energy Service Company LLC accounted for 14.3% and 11.7% of our revenues, respectively.

The loss of any major customer or a decrease or delay in orders or anticipated spending by such customer could materially reduce our revenues and profitability. The loss of several customers at once may impact our revenues and profitability significantly, even if each of those customers, separately, has not accounted for a significant amount of our revenues. The loss of customers may cause a significant decrease in revenues and profitability which may adversely affect our business, results of operations and financial condition.   Our customers could also engage in business combinations, which could increase their size, reduce their demand for our products and solutions as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer.

A substantial portion of our revenues is derived from one of our majority-owned subsidiaries. Therefore, a significant decrease in revenues of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations.

One of our majority-owned subsidiaries, Zulu Software Inc., contributed a material portion of our revenues in 2013. We do not wholly own this subsidiary, although we control it. A significant decrease in revenues of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations

If we fail to estimate accurately the costs of fixed-price contracts, we may incur losses.

We derive a substantial portion of our revenues from engagements on a fixed-price basis. We price these commitments based upon estimates of future costs. We bear the risk of faulty estimates and cost overruns in connection with these commitments. Our failure to accurately estimate the resources required for a fixed-price project, to accurately anticipate potential wage increases, or to complete our contractual obligations in a manner consistent with the project plan could materially adversely affect our business, operating results, and financial condition.

If we are unable to effectively control our costs while maintaining our customer relationships, our business, results of operations and financial condition could be adversely affected.

It is critical for us to appropriately align our cost structure with prevailing market conditions to minimize the effect of economic downturns on our operations and, in particular, to continue to maintain our customer relationships while protecting profitability and cash flow. However, we are limited in our ability to reduce expenses due to the ongoing need to maintain our worldwide customer service and support operations and to invest in research and development. In circumstances of reduced overall demand for our products, or if orders received differ from our expectations with respect to the product, volume, price or other items, our fixed cost structure could have a material adverse effect on our business and results of operations. If we are unable to align our cost structure in response to economic downturns on a timely basis, or if such implementation has an adverse impact on our business or prospects, then our financial condition, results of operations and cash flows may be negatively affected.

Based on the continuing decline in revenues in 2013 and 2012, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.

Conversely, adjusting our cost structure to fit economic downturn conditions may have a negative effect on us during an economic upturn or periods of increasing demand for our IT solutions. If we have to aggressively reduce our costs, we may not have sufficient resources to capture new IT projects, timely comply with project delivery schedules and meet customer demand. If we are unable to effectively manage our resources and capacity to capitalize on periods of economic upturn, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to accurately predict and respond to market developments or demands, our business would be adversely affected.

The IT modernization business is characterized by rapidly evolving technology and methodologies. This makes it difficult to predict demand and market acceptance for our technology and services. In order to succeed, we need to adapt the solutions we offer in order to keep up with technological developments and changes in customer needs. We cannot guarantee that we will succeed in enhancing our technology and services, or developing or acquiring new technology that adequately addresses changing customer requirements. We also cannot assure you that the technology and services we offer will be accepted by customers. If our technology and services are not accepted by customers, our future revenues and profitability will be adversely affected. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing solutions obsolete and unmarketable, or require us to enhance our current technology or develop new technology. This may require us to expend significant amounts of money, time, and other resources to meet the demand. This could strain our personnel and financial resources. Furthermore, modernization projects deal with customer mission critical applications, and therefore encapsulate risk for the customer. Therefore, customers are more cautious in entering into transactions with us, and accordingly, the process for approval and signing of deals may be lengthy and expensive. We make efforts to mitigate such risks associated with legacy modernization projects but from time to time we encounter delays in the negotiation process.

We may experience significant fluctuations in our annual and quarterly results, which makes it difficult to make reliable period-to-period comparisons and may contribute to volatility in the market price of our ordinary shares.

Our quarterly and annual results of operations have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. These fluctuations can occur as a result of any of the following events:

●	global economic trends;
●	global political trends, in particular, in the middle east and in countries in which we operate;
●	adverse economic conditions in various geographic areas where our customers and potential customers operate;

●	acquisitions and dispositions of companies and assets;
●	timing of completion of specified milestones and delays in implementation;
●	timing of product releases;
●	timing of contracts;
●	changes in selling and marketing expenses, as well as other operating expenses; and
●	currency fluctuations and financial expenses related to our financial instruments.

For example, our revenues decreased to $8.5 million in 2013 compared to $10.6 million in 2012.  The decrease in our revenues in recent years stems primarily from a softening in the monetary value of the average deal size, mostly in our legacy modernization projects. As a result of the foregoing, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance. Also, it is possible that our quarterly and annual results of operations may be below the expectations of public market analysts and investors.

A delay in collecting our fees could result in cash flow shortages, which in turn may significantly impact our financial results.

Typical modernization projects which deploy our solutions are long-term projects. Therefore, payment for these projects or a substantial portion of our fees may be delayed until the successful completion of specified milestones. In addition, the payment of our fees is dependent upon customer acceptance of the completed work and our ability to collect the fees. In light of the global economy downturn, collecting our fees from customers has become increasingly difficult. Although the timing of receipt of our fees varies, we incur the majority of our expenses on a current basis. As a result, a delay in the collection of our fees could result in cash flow shortages.

Our results have been materially adversely affected by the impairment of the value of certain intangible assets, and we may experience impairment charges in the future.

The assets listed in our consolidated balance sheet as of December 31, 2013, include, among other things, goodwill valued at approximately $12.5 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

In each of 2013 and 2012, following impairment tests we performed, no goodwill impairment was identified.

If we continue to experience reduced cash flows and our market capitalization falls below the value of our equity, or actual results of operations differ materially from our modeling estimates and related assumptions, we may be required to record additional impairment charges for our goodwill. If our goodwill or intangible assets were deemed to be impaired in whole or in part due to our failure to achieve our goals, or if we fail to accurately predict the useful life of the intangible assets, we could be required to reduce or write off such assets. Such write-offs could have a material adverse effect on our business and operating results.

If we are unable to attract, train, and retain qualified personnel, we may not be able to achieve our objectives and our business could be harmed.

In order to achieve our objectives, we hire from time to time software, administrative, operational, sales, and technical support personnel. The process of attracting, training, and successfully integrating qualified personnel can be lengthy and expensive. We may not be able to compete effectively for the personnel we need. Such a failure could have a material adverse effect on our business and operating results.

As part of our expansion strategy, we developed offshore development centers in Romania and Russia. We hired professional consultants for these development centers, leveraging the lower employer costs that existed in these countries. In recent years, professional work in these countries became more expensive and professional fees may continue to increase in the future. As a result, in February 2013, we closed our offshore center in Russia. The establishment of additional offshore facilities, if that occurs, may result in significant capital expenses, which may affect our cash position. We cannot assure you that our offshore facilities will continue to be cost effective. Our future success depends on our ability to absorb and retain senior employees and to attract, motivate, and retain highly qualified professional employees worldwide at competitive prices.

If our plans to continue and reduce the number of employees do not achieve the anticipated results or causes undesirable consequences our operating results may be harmed.

In January 2014, we continued our cost saving plan by reducing our headcount, which resulted in a reduction of approximately 27 additional full-time positions. The continued reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

If our technology or solutions do not function efficiently, we may incur additional expenses.

In the course of providing our modernization solutions, the project team conducts testing to detect the existence of failures, errors, and bugs. If our modernization solutions fail to function efficiently or if errors or bugs are detected in our technology, we may incur significant expenditures in an attempt to remedy the problem. The consequences of failures, errors, and bugs could have a material adverse effect on our business, operating results, and financial condition.

If we fail to satisfy our customers’ expectations regarding our solutions, or if we fail to timely deliver our solutions to our customers, we may be required to pay penalties, our contracts may be cancelled and we may be the subject of damages claims.

In the event that we fail to satisfy our customers’ expectations from the results of the implementation of our solutions, or if we fail to timely deliver our solutions to our customers, these customers may suffer damages. When and if this occurs, we may be required under the customer agreement to pay penalties to our customers or pay their expenses (as has occurred in the past) and our customers may have the ability to cancel our contracts. Payments of penalties or a cancellation of a contract could cause us to suffer damages. In addition, we might not be paid for costs that we incurred in performing services prior to the date of cancellation. In addition, from time to time we may be subject to claims as a result of not delivering our products on time or in a satisfactory manner. Such disputes or others may lead to material damages.

We are exposed to significant claims for damage caused to our customers’ information systems.

Some of the solutions we provide involve key aspects of our customers’ information systems. These systems are frequently critical to our customers’ operations. As a result, our customers may have a greater sensitivity to failures in these systems than do customers of other software products generally. If a customer’s system fails during or following the provision of modernization solutions or services by us, or if we fail to provide customers with proper support for our modernization solutions, we are exposed to the risk of a claim for substantial damages against us, regardless of our responsibility for the failure. We cannot guarantee that the limitations of liability under our product and service contracts, if any, would be sufficient to protect us against legal claims. We cannot assure you that our insurance coverage will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. If we lose one or more large claims against us that exceed available insurance coverage, it may have a material adverse effect on our business, operating results, and financial condition. In addition, the filing of legal claims against us in connection with contract liability may cause us negative publicity and damage to our reputation.

If third parties assert claims of intellectual property infringement against us, we may, regardless of actual merits or success of any claims, suffer substantial costs and diversion of management’s attention, which could harm our business.

Substantial litigation over intellectual property rights exists in the global software industry. Software products may be increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. Our success depends, in part, upon our ability not to infringe the intellectual property rights of others. We cannot predict whether third parties will assert claims of infringement against us. In addition, our employees and contractors have access to software licensed by us from third parties. A breach of the nondisclosure undertakings by any of our employees or contractors may lead to a claim of infringement against us.

Any claim, with or without merit, could be expensive and time-consuming to defend, and would probably divert our management’s attention and resources. In addition, such a claim, if submitted, may require us to enter into royalty or licensing agreements to obtain the right to use a necessary product or component. Such royalty or licensing agreements, if required, may not be available to us on acceptable terms, if at all.

A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, and results of operations.

We may experience greater than expected competition that could have a negative effect on our business.

We operate in a highly competitive market. Competition in the modernization field is, to a large extent, based upon the functionality of the available solutions. Our competitors may be in a better position to devote significant funds and resources to the development, promotion and sales of their technology and services, thus enabling them to respond more quickly to emerging opportunities and changes in technology or customer requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase such competitors’ ability to successfully market their technology and services. We also expect that competition will increase as a result of consolidation within the industry. As we develop new solutions, we may begin to compete with companies with which we have not previously competed. Our competitors include:

•	small vendors who provide specific solutions for a particular area of modernization, such as Ateras, Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;
•	large system integrators such as IBM, HP, Dell, Accenture, Cognizant and Capgemini, some of whom we also partner with;
•	independent software vendors such as Rocket Software, Micro Focus and Metaware; and
•	Indian system integrators such as TCS, WIPRO, Infosys and Patni.

We may be unable to differentiate our solutions from those of our competitors, or successfully develop and introduce new solutions that are less costly than, or superior to, those of our competitors. This could have a material adverse effect on our ability to compete.

Many of our existing and potential competitors may have or acquire more extensive development, marketing, distribution, financial, technological and personnel resources than we do. This increased competition may result in our loss of market share and pricing pressure which may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that competition with both competitors within our industry and with the in-house IT departments of certain of our customers or prospective customers will not result in price reductions for our solutions, fewer customer orders, deferred payment terms, reduced revenues or loss of market share, any of which could materially adversely affect our business, financial condition, and results of operations.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Our success and ability to compete are substantially dependent upon our internally developed technology. Our intellectual property consists of proprietary or confidential information that is not subject to patent or similar protection. Our employees and contractors have direct access to our technology. In general, we have relied on a combination of technical leadership, trade secret, copyright and trademark law, and nondisclosure agreements to protect our proprietary know-how. Unauthorized third parties may attempt to copy or obtain and use the technology protected by those rights. Any infringement of our intellectual property could have a material adverse effect on our business, financial condition, and results of operations. Intellectual property laws only provide limited protection and policing unauthorized use of our products is difficult and costly, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States.

Pursuant to agreements with certain of our customers, we have placed, and in the future may be required to place, in escrow, the source code of certain software. Under the escrow arrangements, the software may, in specified circumstances, be made available to our customers. From time to time, we also provide our software directly to customers. These factors may increase the likelihood of misappropriation or other misuse of our software.

Risks Related to International Operations

Marketing our solutions in international markets may cause increased expenses and greater exposure to risks that we may not be able to successfully address.

We have international operations, which require significant management attention and financial resources. Depending on market conditions, we may consider establishing additional marketing and sales operations, hire additional personnel, and recruit additional resellers internationally.

Risks inherent in our worldwide business activities generally include:

•	currency exchange fluctuations;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	costs of localizing products for foreign countries;
•	difficulties in operation of management;
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings; and
•	the burdens of complying with a wide variety of local legislation.

We cannot assure you that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, operating results, and financial condition.

Inflation, devaluation, and fluctuation of various currencies may adversely affect our results of operations, liabilities, and assets.

Since we operate in several countries, we are impacted by inflation, deflation, devaluation and fluctuation of various currencies. We enter into transactions with customers and suppliers in local currencies, while the reporting currency of our consolidated financial statements and the functional currency of our business is the U.S. dollar. Fluctuations in foreign currency exchange rates in countries where we operate can adversely affect the reflection of these activities in our consolidated financial statements. In addition, fluctuations in the value of our non-dollar revenues, costs, and expenses measured in dollars could materially affect our results of operations, and our balance sheet reflects non-dollar denominated assets and liabilities, which can be adversely affected by fluctuations in the currency exchange rates.

Consequently, we are exposed to risks related to changes in currency exchange rates and fluctuations of exchange rates, any of which could result in a material adverse effect on our business, financial condition and results of operations.

Fluctuations in foreign currency values affect the prices of our products and services, which in turn may affect our business and results of operations.

Most of our worldwide sales are currently denominated in U.S. dollars, British pounds and euros while our reporting currency is the dollar. A decrease in the value of the dollar relative to these foreign currencies would make our products more expensive and increase our operating costs and, therefore, could adversely affect our results and harm our competitive position in the markets in which we compete.

We are subject to multiple taxing jurisdictions. If we fail to estimate accurately the amount of income tax due in any of these jurisdictions, our net income will be adversely affected.

We operate within multiple taxing jurisdictions and are subject to taxation by these jurisdictions at various tax rates. In addition, we may be subject to audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We cannot assure you that the final tax outcome of these issues will not be different from management estimates, which are reflected in our income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such outcome occurs.

Risks Related to Our Operations in Israel

Political, economic, and military conditions in Israel could negatively impact our business.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terror activities and other hostilities. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terror activities, tension along the Israeli borders or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

Political relations could limit our ability to sell or buy internationally.

We could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. Some countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. There can be no assurance that restrictive laws, policies or practices directed towards Israel or Israeli businesses will not have an adverse impact on our business.

Risks Related to Our Traded Securities

If we fail to comply with the minimum bid price requirement or any other minimum requirement for continued listing on the NASDAQ Global Market, our shares may be delisted.

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of March 21, 2014 was $4.40.

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of December 31, 2013 our shareholders equity was $14.3 million.

We cannot assure you that we will be able to continue to comply with The NASDAQ Global Market minimum requirements. If we fail to comply with those requirements within the required period, and we shall not be able to take sufficient steps to regain compliance, our shares may be delisted from The NASDAQ Global Market, which could reduce the liquidity of, and have an adverse effect on the price of, our ordinary shares.

The market price of our ordinary shares has been and may be extremely volatile and our shareholders may not be able to resell the shares at or above the price they paid, or at all.

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	High	Low

2013	$4.80	$3.46
2012	$4.29	$1.25

As of March 21, 2014, the market price of our ordinary shares was $4.40.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

•	impairments of our intangible assets;
•	our continued operating losses and negative cash flows;
•	our inability to secure funding;
•	any actual or anticipated fluctuations in our or our competitors’ quarterly revenues and operating results;
•	shortfalls in our operating results from levels forecast by securities analysts;
•	adverse consequences of litigation;
•	public announcements concerning us or our competitors;
•	the introduction or market acceptance of new products or service offerings by us or by our competitors;
•	changes in product pricing policies by us or our competitors;
•	changes in security analysts’ financial estimates;
•	changes in accounting principles;
•	sales of our shares by existing shareholders; and
•	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of December 31, 2013, we had 11,404,460 ordinary shares outstanding and 1,047,901 ordinary shares reserved for issuance under our employee equity compensation plans, including 688,429 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue our ordinary shares:

•	102,343 ordinary shares issuable upon exercise of warrants issued by us to institutional investors in connection with the private placement consummated in October 2009; and

•	Up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013.

We registered for resale the shares underlying the warrants issued to the institutional investors in October 2009, pursuant to registration rights agreements entered into with such investors. In addition, we have committed to register for resale up to an additional 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”

The exercise of options by employees and office holders, vesting of restricted stock units granted to employees and office holders, exercise of warrants by investors and conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options, warrants or conversion rights, could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

Our U.S. shareholders could suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, a foreign corporation is a PFIC for U.S. federal income tax purposes if (i) 75% or more of its gross income in a taxable year is passive income, or (ii) the average percentage of its assets for the taxable year that produce, or are held for the production of, passive income is at least 50%.   Passive income includes interest, dividends, royalties, rents and annuities. Passive assets include working capital, including cash raised in public offerings.  If we are or become a PFIC, our U.S. shareholders could suffer adverse tax consequences, including being taxed at ordinary income tax rates and being subject to an interest charge on gain from the sale or other disposition of our ordinary shares and on certain “excess distributions” with respect to our ordinary shares. Because we expect to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC in 2014 or in a subsequent year.

As of January 1, 2014, we are required to report as a U.S. domestic issuer which could result in additional costs and expenses to us. In addition, the benefits available to us as a “foreign private issuer” are no longer available.

Whereas more than 50% of our outstanding voting securities are owned by residents of the United States and a majority of our executive officers and directors are U.S. citizens or residents, we began, as of January 1, 2014, to modify our disclosure and reporting to comply with the requirements for domestic U.S. companies. As a result:

•	we are required to report on forms that are applicable to U.S. companies, such as Forms 10-K, 10-Q and 8-K, rather than the forms formerly used us, such as Forms 20-F and 6-K;
•	we are required to include substantially more information in proxy statements than previously provided; and
•	if we engage in capital raising activities, there is a higher likelihood that investors may require us to file resale registration statements with the SEC as a condition to any such financing.

We expect that complying with these additional requirements would increase our legal and audit fees which in turn, could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a result of being considered a “domestic issuer” for reporting and disclosure requirements:

•
we are no longer exempt from certain of the provisions of U.S. securities laws such as, Regulation FD, exemptions for filing beneficial ownership reports under Section 16(a) for executive officers, directors, and 10% shareholders (Forms 3, 4, and 5), and the Section 16(b) short swing profit rules; and

•	we have lost the ability to reply upon exemptions from NASDAQ corporate governance requirements that are available to foreign private issuers.

Our three largest shareholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Based on information filed by our three largest shareholders with the Securities and Exchange Commission as of December 31, 2013, our three largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities, beneficially owned approximately 37.7%, 28.9% and 17.3%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 83.5% of our ordinary shares as of the date of this Annual Report on Form 10-K (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our three largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We, together with our subsidiaries and affiliates, currently occupy approximately 11,375 square feet of office space. The aggregate annual rent we paid for our facilities in 2013 was $253,000. The following table presents certain information about our current facilities and the terms of lease of these facilities.

Country and State	City	Sq. Feet	Expiration	Annual rental fees in 2013 (*) in thousands $
Israel	Herzliya	160	June 2014	84
USA, Washington	Seattle	500	Month-to-Month	38
Romania	Bucharest	8,600	August 2015	39
United Kingdom	Buckinghamshire	130	March 2014	27
Italy	Riccione	100	June 2014	11
USA, Virginia	Reston	1,885	June 2014	54
Total		11,375		253
________________________
(*) Includes related fees such as management fees, parking, etc.

If, in the future, we determine that we need additional space to accommodate our facilities, we believe that we will be able to obtain this additional space without difficulty and at commercially reasonable prices. We do not own any real property. We have relocated our office in Israel to the area listed above, reducing its size due to the reduced headcount. The lease in Israel is a three month lease that renews automatically with a three month notice of termination requirement. The office in the United Kingdom will be closed as of March 31, 2014. The office in Italy will be closed as of June 30, 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material proceedings in which any of our directors, members of our senior management or any of our affiliates is either a party adverse to us or to our subsidiaries or has a material interest adverse to us or to our subsidiaries.  We are also not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares, par value NIS 0.04 per share, have been trading on the NASDAQ Global Market since January 30, 1997, under the symbol “BPHX.”

Price Range of Our Common Stock

The following table sets forth the reported high and low sales closing prices of our ordinary shares for each quarter of the two most recent years, as quoted on the NASDAQ Global Market:

	Closing Price Per Share In US$
	High	Low
2012
First Quarter	3.02	1.26
Second Quarter	2.60	1.25
Third Quarter	3.97	2.62
Fourth Quarter	4.29	3.53
2013
First Quarter	4.58	3.95
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97

Holders of Record

As of December 31, 2013, there were approximately ten holders of record of our ordinary shares. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our ordinary shares. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Performance Graph

The following graph shall not be deemed “filed for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative 5-year total return provided to shareholders of our ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and NASDAQ Computer Index.   An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on December 31, 2008 and its relative performance is tracked through December 31, 2013.

Recent Sales of Unregistered Securities

In November 2013, we issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund, G.P. at a price per ordinary share of $4.00 in a private placement.  We received aggregate gross proceeds of $2.5 million. The issuance of such shares was exempt from registration in reliance on Section 4(2) of the Securities Act for transactions not involving any public offering. There were no underwriting discounts or commissions in connection with such offering.  This private placement also may require us to issue up to an additional 1,042,523 of our ordinary shares to Prescott Group Aggressive Small Cap Master Fund, G.P. without the payment of additional consideration pursuant to certain anti-dilution rights.  We have used and intend to continue to use the net proceeds from this private placement for general corporate purposes.  On December 4, 2013, the Registration Statement for the resale of the 625,000 shares filed on September 23, 2013 and amended on November 3, 2013 and on November 27, 2013, was declared effective.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A,”Risk Factors” and in other parts of this Annual Report on Form 10-K. See”Special Note Regarding Forward-Looking Statements”in this Annual Report on Form 10-K.

Overview

We engage in the IT modernization solutions business and provide professional services. During 2012 and 2013, we pursued our strategic plan in order to focus on the legacy modernization business. Accordingly, we sold certain activities and our holdings in certain subsidiaries, and shut down certain of our operations as described below.

In May 2012, we completed the sale of our 51% share holdings in Liacom Systems Ltd. for an aggregate consideration of $1.7 million. The proceeds from the sale were used to repay loans.

In June 2012, we entered into an agreement for the sale of our holdings in BluePhoenix Knowledge Management Systems Ltd., for an aggregate consideration of $550,000.

In February 2013, we executed an agreement for the sale of the operations of BridgeQuest, Inc. and its subsidiary. The total consideration that we received from the sale was $6,500.

We have experienced a significant decline in our revenues from $10.6 million in 2012 to $8.5 million in 2013. The decline in our revenues is primarily attributable to a softening in the monetary value of the average deal size, mostly in our legacy modernization projects

Based on the continuing decline in revenues in 2012 and 2013, we continued to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.  The number of our full-time employees has decreased from approximately 108 as of December 31, 2012 to 96 full-time employees and four full-time consultants as of December 31, 2013. In January and February of 2014, we continued to reduce our work force by approximately 27, bringing the total number of employees to 69 full-time employees and four full-time consultants as of March 21, 2014.

In 2013, our investment in research and development amounted to $1.5 million compared to $691,000 in 2012.  The increase was the result of additional research and development activities and the associated allocation of professional human resources to these activities.

Challenges and opportunities

In a market that continues to innovate and evolve, new technologies and practices, by definition, render existing technology deployments out-of-date or legacy. By the same measure, however, in order for us to capitalize on the constant source of legacy solutions, we must evolve our solutions portfolio to deal with the changing definition of what constitutes “leading edge” technologies and the growing set that is deemed to be “legacy.” Over time, as one legacy set of technologies is gradually replaced, we must be capable of addressing the modernization needs of the next set of aging technologies. However, these cycles are slow and provide us with the time to update our technology and products and build the necessary knowledge in house.

The fact that the modernization needs of the market are evolving on a constant basis, necessitates that we be capable of tracking and predicting changes in technologies. Anticipating the needs of the IT modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

However, even if we develop modernization solutions that address the evolving needs of the legacy IT modernization market, we cannot assure that there will be a predictable demand for our offerings. Variables ranging from the macro-economic climate, to the competitive landscape, and to the perceived need that the enterprise market has for a specific modernization solution, may have an impact of a longer sales cycle or increased pricing pressure.

To keep up with the anticipated growing demand for our solution, we must retain our skilled personnel in the fields of project management, legacy systems, and leading modern technologies. Maintaining and growing the requisite skill base can be problematic.  Personnel with an understanding of legacy technologies are a finite resource and the market for recruiting and retaining such workforce can be highly competitive.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Should changes in conditions cause management to determine that these guidelines are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We recognize revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance period.  The Company presents revenues from products and revenues from services in separate line items.  The product revenues line item includes revenues generated from standalone software products. In the services revenue line item, the Company includes (i) revenues generated from maintenance and consulting fees, and revenues accounted for pursuant to ASC 605-35-Tax collected from customers and remitted to governments authorities (including VAT) which are presented in the income statement on a net basis.

Revenues derived from direct software license agreements are recognized in accordance with FASB ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable, and persuasive evidence of an arrangement exists.

Long term contracts accounted for pursuant to FASB ASC Topic 605-35-25 (prior authoritative literature: SOP 81-1, “Accounting for Performance of Construction-Type Contracts”) are contracts in which we sell our software framework, on which material modifications, developments and customizations are performed, to provide the customer with a new and modern IT application with enhanced capabilities that were unavailable in its former legacy system. The services are essential to the functionality of the software and to its compliance with customers’ needs and specifications. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. Changes in our estimates may affect the recognition of our long-term contract revenues. We recognize contract losses, if any, in the period in which they first become evident. Some of our contracts include client acceptance clauses. In these contracts, we follow the guidance of ASC 985-605-55 (formerly TPA 5100.67) and SAB 104. In determining whether revenue can be recognized, when an acceptance clause exists, we consider our history with similar arrangements, the customer’s involvement in the negotiation process, and the existence of other service providers and the payment terms.

The Company recognizes revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance. When a project involves significant production, modification or customization of software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-35-25. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. The Company recognizes contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in the Company’s contracts.  Our software framework and these kinds of modifications and customizations are not sold separately. Therefore, we cannot appropriately justify reflecting the product portion separately in our statement of operations.

Impairment of goodwill and intangible assets. Our business acquisitions resulted in goodwill and other intangible assets. We periodically evaluate our goodwill, intangible assets, for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired businesses and investments.

In accordance with FASB ASC Topic 350 “Intangible — goodwill and other,” indefinite life intangible assets and goodwill are not amortized but rather subject to periodic impairment testing.

Goodwill and intangible assets are tested for impairment by comparing the fair value of the reporting unit with its carrying value. These write downs may have an adverse effect on our operating results. Future events could cause us to conclude that impairment indicators exist and that additional intangible assets associated with our acquired businesses are impaired. In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a portion of the reporting unit will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value; or (vi) the testing for recoverability of a significant asset group within the reporting unit.

We have one operating segment and one reporting unit related to overall IT modernization. We utilize a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of our assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. In 2013 and 2012, we determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using our share price in the NASDAQ Global Market and an appropriate control premium. As of December 31, 2013 and 2012, our market capitalization was significantly higher than the net book value of the reporting unit and therefore there was no need to continue to step 2.

Stock Based Compensation. We account for stock-based compensation to employees in accordance with FASB ASC Topic 718 “Compensation — Stock Compensation.” In the past two years, most of the awards were of restricted stock units (“RSUs”).  RSUs are valued based on the market value of the underlying stock at the date of grant. A small portion of the awards are share options. We measure and recognize compensation expense with respect to share options based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Income taxes. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of December 31, 2013, there were no unrecognized tax benefits. Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes we are taking into account various estimations, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

Accounts receivable and Allowances for Doubtful Accounts. Our trade receivables include amounts due from customers. We perform ongoing credit evaluations of our customers’ financial condition and we require collateral as deemed necessary. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including the aging of our receivables, historical bad debt experience and the general economic environment. Management applies considerable judgment in assessing the realization of receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Derivative Instruments. Under the provisions of FASB ASC Topic 815 “Derivatives and hedging,” all derivatives are recognized on the balance sheet at their fair value.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that a non-recognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We are assessing whether the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2013, the FASB issued guidance on accounting for the release of a cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We are assessing whether the adoption of this standard will have a material impact on our consolidated financial statements

Our Reporting Currency

The currency of the primary economic environment in which we, and most of our subsidiaries operate, is the U.S. dollar. In addition, a substantial portion of our revenues and costs are incurred in dollars. Thus, the dollar is our functional and reporting currency.

We follow FASB ASC Topic 830 “Foreign currency translation” and accordingly non-monetary transactions denominated in currencies other than the dollar are measured and recorded in dollar at the exchange rates prevailing at transaction date. Monetary assets and liabilities denominated in currencies other than the dollar are translated at the exchange rate on the balance sheet date. Exchange gain or losses on foreign currency translation are recorded as income.

Following is a summary of the most relevant monetary indicators for the reported periods:

For the Year ended December 31,	Inflation rate in Israel	Revaluation (Devaluation) of NIS against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2013	1.82	(7.0)	(5.0)
2012	1.63	(2.3)	(2.0)

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenues for the periods indicated:

Statement of Operations Data as a Percentage of Revenues:

	Year ended December 31,
	2013	2012
	%	%
Revenues	100.0	100.0
Cost of revenues	52.6	66.4
Gross profit	47.4	33.6
Research and development costs	17.7	6.5
Selling, general, and administrative expenses	73.9	81.7
Gain on sale of subsidiary and AppBuilder	(9.2)	(11.2)
Operating loss	(34.9)	(43.4)
Financial expenses, net	1.3	50.4
Other income, net	-	(5.5)
Loss before taxes on income	(36.2)	(88.4)
Income tax benefit	3.5	2.1
Net loss from continued operation	(39.7)	(90.4)
Loss from discontinued operation	4.7	13.8
Net loss	(44.4)	(104.3)
Net results attributable to non-controlling interests	2.8	3.3
Net loss attributable to BluePhoenix’ shareholders	(47.2)	(107.6)

Years Ended, 2013 and 2012

Revenues. Revenues decreased by 19% from $10.6 million in 2012 to $8.5 million in 2013. The decrease is primarily attributable to a decrease in the monetary value of the average deal size, mostly in our legacy modernization projects.

We depend upon our customers making capital investments in information technology products. These spending levels are impacted by the worldwide level of demand for enterprise legacy IT modernization solutions and services. Demand for these is normally a function of prevailing global or regional economic conditions and is negatively affected by a general economic slow-down as consumers reduce discretionary spending on information technology upgrades.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenues are generated from fixed-price projects, consulting fees, and long-term maintenance contracts. Revenues generated from fixed price projects decreased by 13% from $6.5 million in 2012 to $5.6 million in 2013. This decrease stems from a decrease in the monetary value of the average deal size.

Revenues generated from our consulting services decreased by 33% from $1.4 million in 2012 to $954,000 in 2013, due to the sale of some of our technology in early 2013.

Revenues generated from our long-term maintenance contract services decreased by 28% from $1.8 million in 2012 to $1.3 million in 2013, due to a decrease in the number of long-term maintenance projects.

Gross profit. Gross profit increased by 13% from $3.6 million in 2012 to $4 million in 2013. The increase is mainly attributable to the significant reduction in cost of revenues due to the reduction in our overall workforce, the reallocation of human resources to research and development, and a decrease in amortization of our intangible assets.

Gross profit as a percentage of revenues, was 47% in 2013 compared to 34% in 2012. The increase is mainly attributable to the reduction in our cost of revenues.

Cost of revenues. Cost of revenues consists of salaries, amortization of intangible assets, fees paid to independent subcontractors and other direct costs. Cost of revenues decreased by 36% from $7.1 million in 2012 to $4.5 million in 2013. This decrease resulted primarily from the reduction in our overall workforce, the reallocation of human resources to research and development, and a decrease in amortization of our intangibles assets.  Cost of revenues as a percentage of revenues was 53% in 2013 compared to 66% in 2012. This decrease is attributable to the reduction in salary costs due to the reduction in our workforce.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs increased by 118% from $691,000 in 2012 to $1.5 million in 2013.
The increase was the result of additional research and development activities and the associated allocation of professional human resources to these activities.   As a percentage of revenues, research and development costs increased to 18% in 2013 compared to 7% in 2012.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses decreased by 27% from $8.7 million in 2012 to $6.3 million in 2013. Most of the decrease is attributable to the dismissal of employees as part of the continued implementation of our cost saving plan in 2013.  As a percentage of revenues, selling, general and administrative expenses decreased to 74% in 2013 compared to 82% in 2012. The decrease is also attributable to reduced computer and software amortization costs, professional fees, and overhead costs. Expenses for doubtful accounts decreased from $178,000 in 2012 to zero in 2013.

Gain on sales of subsidiaries and AppBuilder. Gain on sale of AppBuilder, in 2013, amounted to $786,000, and constitutes proceeds previously received as part of the AppBuilder transaction that were subject to fulfillment of certain conditions that have been met. Gain on sale of subsidiaries and AppBuilder, in 2012, amounted to $2.3 million, and mainly constitute proceeds previously received at the AppBuilder transaction that were subject to fulfillment of certain conditions that have been met. This amount was partially offset against $1.1 million loss on sale of subsidiaries.

Financial expenses, net. Our financial expenses decreased from $5.4 million in 2012 to $114,000 in 2013. Financial expenses include interest paid on a loan extended by a third party and an expense due to derivative financial instruments. Financial expenses also include accounting charges related to warrants previously issued by us, which we record as a derivative, and expenses from fluctuations in foreign currency exchange rate. The decrease in financial expenses is mostly attributable to (a) accounting charges related to warrants issued by us in prior years, which we record as a derivative; and (b) increase in fair value of embedded derivative in connection with the loans received from our three major shareholders. This derivative was converted into shares in 2012 with no influence over 2013 finance expense.

Other income. There was no other income in 2013. Other income in 2012 was $580,000 and constitutes the repayment of a loan extended by us to Cicero Inc.

Taxes on income.  In 2013, we had income tax expense of $297,000 compared to income tax expense of $221,000 in 2012. The tax expense in 2013 is comprised of $42,000 current tax expense and $255,000 tax expenses related to previous years.

Net loss from discontinued operation. Net loss from discontinued operation in 2013 was attributable to BridgeQuest, Inc. and amounted to $399,000. Net loss from discontinued operation in 2012 was attributable to  Liacom Systems Ltd. and BridgeQuest, Inc. and amounted to  $1.5 million.

Net result attributable to non-controlling interest. Net loss attributable to non-controlling interest in 2013 was $243,000 compared to net loss of $351,000 in 2012, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc.

Liquidity and Capital Resources

How We Have Financed Our Business

Public Offerings

In 1997, we consummated two public offerings, and received net proceeds of $33.9 million after deducting underwriting discounts and commissions and offering expenses.

In February 2006, we completed an underwritten public offering in Israel of series A convertible notes in an aggregate principal amount of NIS 54.0 million that were equal at the time of the transaction to approximately $11.5 million (the dollar amount was calculated based on the exchange rate at the date of the transaction). All of the notes have been converted into ordinary shares.

Private Placements

In 2004, we completed a $5 million private placement of convertible debentures and warrants to institutional investors. Pursuant to our agreement with the institutional investors, in March 2006, the institutional investors exercised their right to purchase from us, for an aggregate purchase price of $3 million, additional convertible debentures due in 2009. In 2008, the institutional investors converted the entire principal amount of the debentures into 405,198 ordinary shares. As of the date of this Annual Report on Form 10-K., all warrants were expired.

In November 2007, we completed a $35 million private placement of ordinary shares and warrants issued to institutional investors. The net proceeds from the offering were mainly used for repayment of debt. As of the date of this Annual Report on Form 10-K., all warrants were expired.

In October 2009, we completed a $4.2 million private placement of ordinary shares and warrants issued to institutional investors. Under the Securities Purchase Agreement entered into with the institutional investors, we sold to the investors 341,144 ordinary shares and the investors were also granted Series A Warrants exercisable into 204,686 ordinary shares, until October 2014.  Warrants to purchase 102,343 ordinary shares are still outstanding as of December 31, 2013. The adjusted exercise price of these warrants is $1.5634 per share. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

In November 2013, we completed a $2.5 million private placement of 625,000 ordinary shares which were issued directly to Prescott Group Aggressive Small Cap Master Fund, G.P. The ordinary shares issued in connection with this offering are subject to anti-dilution provisions in certain circumstances, including upon the occurrence of any issuance of ordinary shares or securities convertible into ordinary shares at a price below $4.00. Accordingly, we reserved up to an additional 1,042,523 ordinary shares to cover our anti-dilution undertaking. Prescott Group Aggressive Small Cap Master Fund, G.P. is affiliated with Prescott Capital.

Credit Facility

In October 2013, our subsidiary, BluePhoenix Solutions USA, Inc., entered into a loan agreement with Comerica Bank.  As of December 31, 2013, we have not borrowed any amount under this credit facility.  The principal terms of the agreement are as follows:

•	non-formula revolving line in the amount up to $500,000 backed by a guarantee;
•	borrowing base (accounts receivable based) loan in the amount up to $500,000;
•	both the non-formula revolving line and borrowing base loan are at market based interest rates based on Prime + a margin; and
•	one year commitment.

There are no financial covenants. There are some restrictions on cash balances to be held within banks other than Comerica.  As of December 31, 2013, we were in compliance with these restrictions.

Loan Agreements with our Three Major Shareholders

In March 2012, we entered into a series of agreements with three of our shareholders: (i) Lake Union Capital Management, LLC, referred to herein as “Lake Union”; (ii) Prescott Group Capital Management, LLC, referred to herein as “Prescott”; and (iii) Columbia Pacific Opportunity Fund, LP, referred to herein as “Columbia.” Lake Union, Prescott and Columbia are collectively referred to herein as the “three shareholders” or “three major shareholders.” The agreements entered into with the three shareholders included, among other things, an Amended Loan Agreement (as further amended in April2012) and a Bridge Loan Agreement (as amended in September 2012) referred to as the Bridge Loan Agreement, for extension to us of (a) a $500,000 bridge loan; and (b) additional loans of up to $1.5 million.  Our obligations pursuant to the Amended Loan Agreement and the Bridge Loan Agreement have been satisfied in full.

Cash and Cash Equivalents

As of December 31, 2013, we had cash and cash equivalents of $2.6 million and working capital of $2.3 million. As of December 31, 2012, we had cash and cash equivalents of $2.6 million and working capital of $2.8 million. The working capital decreased primarily due to the decrease in trade receivables, other current assets, and assets held for sale offset with the decrease in short-term bank credit and others, trade accounts payables, and liabilities held for sale.

Net cash used in operating activities during 2013, was $2.8 million compared to $4.3 million during 2012. The change is primarily attributable to the significant decrease in our operating loss due to the continued execution of our cost saving plan, which was reflected in the significant decrease in our overall operating expenses, mainly related to salaries as a result of a reduction in the number of our employees.

Net cash provided by investment activities in 2013, was $781,000 compared to $8 million in 2012. Cash provided by investment activities in 2013 includes proceeds from sales of subsidiaries and AppBuilder of $800,000.

Net cash provided in financing activities was $2 million in 2013 and net cash used in financing activities was $5 million in 2012.  In 2013, we consummated a private placement of 625,000 shares for $2.5 million offset by the repayment of loans to banks and a third party. In 2012, cash used was primarily from repayment of loans to banks and a third party.

Our working capital is sufficient for our present requirements.

Capital Expenditures

Our capital expenditures include consideration paid for fixed assets.

Investment in property and equipment required to support our software development activities was comprised mainly of the purchase of computers and peripheral equipment.  This investment amounted to $19,000 in 2013 and $111,000 in 2012. The decrease was primarily the result of the end of our office reconstruction in 2012.

Since January 1, 2013, we have not repurchased any of our shares. As of December 31, 2013, we had repurchased an aggregate of 592,810 of our ordinary shares under our buy-back programs, for an aggregate of approximately $15.2 million. Some of the repurchased shares were allotted to employees and consultants in connection with the exercise of options and vesting of RSUs under our option and award plans. Under our buy-back programs, we may purchase our shares from time to time, subject to market conditions and other relevant factors affecting us. Under the Israeli Companies Law, 1999, referred to as the Companies Law, the repurchased shares held by us do not confer upon their holder any rights. The first buy-back program adopted in May 1998 enables us to purchase our shares, utilizing up to $5 million. Under the second buy-back program adopted in September 1998, and amended in May 1999, we may purchase, up to an additional 500,000 ordinary shares. We do not currently intend to make any additional repurchases under these two buy-back programs. The closing price of our ordinary shares as quoted on the NASDAQ Global Market on March 21, 2014 was $4.40.

Contractual Commitments and Guarantees

2009 Warrants

In October 2009, as part of a $4.2 million private placement, we issued to institutional investors Series A Warrants exercisable into 204,686 ordinary shares until October 2014, of which warrants to purchase 102,343 ordinary shares are still outstanding as of December 31, 2013. The adjusted exercise price of these warrants is $1.5634 per share. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

Liolios Warrants

In connection with certain services provided to us, we issued to Liolios Group, Inc. warrants exercisable into 3,000 ordinary shares, of which warrants exercisable into 1,500 ordinary shares expired in August 2013 and the remaining warrants exercisable into 1,500 ordinary shares expired on September 30, 2013.

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2013, the contingent liability amounted to $264,000.

Ministry of Production in Italy

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of December 31, 2013, the remaining loan balance was approximately $202,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2013 until 2016. Annual rental fees paid in 2013 were approximately $253,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations. For more information, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–2 years	3-5 years	More than 5 years
	in thousands $	in thousands $	in thousands $	in thousands $	in thousands $
Operating Lease Obligations	248	198	50	—	—

Loans from Banks and Others	202	40	40	122	—

Total	450	238	90	122	—

The above table does not include royalties that we may be required to pay to the OCS and that may reach, in the aggregate, as of December 31, 2013, $264,000. For more information about grants received from the OCS, see the section “Business— Business Overview - Chief Scientist Grants”.  We are unable to reasonably estimate the amounts that we will eventually be required to pay to the OCS, if at all, and the timing of such payments, since these payments depend on our ability to sell products based on the OCS-funded technologies and the timing of such sales, if any.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the fiscal year ended December 31, 2013.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations are generally subject to 25% corporate tax (26.5% starting from January 1, 2014). An Israeli company is subject to tax on its worldwide income. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at BluePhoenix Solutions USA Inc. from which our headquarters operates. Therefore, we do not estimate that changing our headquarters from Herzliya, Israel to Seattle, Washington will have a material impact on the amount of future tax payments until these carry forward losses are utilized or until we have taxable income on an ongoing basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we have an outstanding $202,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuations in foreign currency exchange rates, such as euro or NIS versus the dollar may have a negative impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of December 31, 2013 (at fair value):

	Euro	British Pound	New Israeli Shekel	USD	Other	Total
Accounts Receivables	21%	14%	8%	55%	2%	100%
Accounts Payables	20%	3%	59%	13%	5%	100%
________
* Less than 1%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BluePhoenix have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table describes information about our executive officers and directors as of December 31, 2013. The business address for our executive officers and directors is 601 Union Street, Suite 4616, Seattle, Washington, 98101.

Name	Age	Position
Matt Bell	40	Chief Executive Officer
Rick Rinaldo	49	Chief Financial Officer
Rick Oppedisano	39	Vice President, Global R&D and Marketing
Melvin L. Keating	67	Chairman of the Board
Brian Crynes (1)(2)(3)	67	Director
Carla Corkern (1)(2)(3)	46	Director
Thomas J. Jurewicz (1)(2)	49	Director
Harel Kodesh(2)	55	Director
________________
(1)	Member of the audit committee and compensation committee.

(2)	Independent director under The NASDAQ Global Market listing requirements.

(3)	An outside director in accordance with the Companies Law.

Matt Bell has served as our chief executive officer since July 2012.  He had served as our president from March 2012 to July 2012.  In 2011, prior to joining our company, Mr. Bell served as chief operating officer at PitchBook Data, Inc. Between 2007 and 2011, Mr. Bell served as vice president of sales and business development for three enterprise startup companies backed by a venture capital firm from Seattle, WA. Mr. Bell also served as general manager of sales of RealNetworks where he managed the enterprise, education, government, and ASP sales throughout North America. He also managed all enterprise OEM business globally. Mr. Bell holds a B.A. in business and administration specializing in marketing and finance from the University of Washington.

Rick Rinaldo has served as our chief financial officer since April 2013. Prior to this position, between 2009 and 2013, Mr. Rinaldo worked for Expedia.com running the treasury operations group which included worldwide responsibilities for cash management, investments and insurance.  Prior to that, Rick had over 15 years of financial experience at various positions. Mr. Rinaldo holds a B.S. in finance from California State University.

Rick Oppedisano has served as our vice president of global research and development and marketing. since January 2013.  Prior to joining BluePhoenix, Mr. Oppedisano worked with Azaleos Corporation, holding roles in marketing, product management and global channel sales from 2009 to 2013.  Mr. Oppedisano also performed various roles in marketing and product development for large companies like IBM and Bank of America. Mr. Oppedisano holds a BA from the University of Mary Washington in Political Science.

Melvin L. Keating has served as a director and chairman of our board of directors since January 2012. Mr. Keating has served as a consultant to various private equity firms since October 2008, and has served as a director of various corporations as described below. From October 2005 through October 2008, Mr. Keating was president and chief executive officer of Alliance Semiconductor Corp., in Santa Clara, CA, a worldwide manufacturer and seller of semiconductors (NASDAQ). Mr. Keating is currently a director of several other publicly traded companies, including Red Lion Hotels Corp (NYSE) and API Technologies Corp (NASDAQ).  Mr. Keating has served as a director for Marlborough Software Development (successor to Bitstream Inc.) from 2010 through 2014; for Crown Crafts  from 2010 through 2013; for Integral Systems from 2010 through 2011; InfoLogix from 2010 through 2011; White Electronics from 2009 through 2010; Aspect Medical from 2009 through 2010; and for LCC Intl from 2007 through 2009. Mr. Keating holds both an MS in accounting and an MBA in finance from the Wharton School at the University of Pennsylvania and holds a B.A. in art history from Rutgers University.

Brian Crynes has served as a director and as a member of our audit committee since September 2012. Mr. Crynes served as interim chief information officer at Russell Investments, during 2009 and 2010. Prior to that, from 2001 to 2008, Mr. Crynes served as chief information officer at Starbucks Coffee Company. Between 1997 and 2001, Mr. Crynes served as chief information officer at Coca-Cola Amatil, Ltd. Prior to that, from 1994 to 1997, Mr. Crynes served as business unit chief information officer at Bristol-Myers Squibb, Inc. Between 1989 and 1993, Mr. Crynes served as senior director, Cross Functional Systems at Apple, Inc. From 1983 to 1989, he served as vice president, information systems at New York Daily News, Inc. Mr. Crynes holds both a B.S. in mathematics and an M.B.A. in finance from the University of Scranton.

Carla Corkern has served as a director and as a member of our audit committee since April 2013. Ms. Corkern has served as chief executive officer and chairman of the board of Talyst, Inc. since 2008. During 2006 and 2007, she served as president of extended care at Talyst, Inc. and thereafter, until 2008, she served as chief operating officer. Between 2004 and 2006, Ms. Corkern served as vice president of engineering and chief operations officer at Vykor, Inc. During 2004, Ms. Corkern acted as principal of Cosmochan Consulting. In 2001 and 2002, she served as vice president and general manager of Netegrity, and from 1999 to 2001, she served as vice president, professional services and training at DataChannel Inc. Ms. Corkern was the president and founder of Isogen International, until its sale to DataChannel Inc. in 1999. Ms. Corkern holds a BS in technical communication finance from Louisiana Tech University.

Thomas J. Jurewicz has served as a director since December 2012 and as a member of our audit committee since February 2013. Mr. Jurewicz also serves as the chairman of the board of directors of Zulu Software Inc., an affiliate of the Company.  Between 1999 and 2011, Mr. Jurewicz held various financial positions at VMware, Inc. and its subsidiaries, including treasurer, interim CFO, director and EMEA controller. Prior to that, Mr. Jurewicz held various financial roles at CMC Industries, Inc., NETCOM and On-Line Communications. Early in his career, he was an investment banker for Merrill Lynch & Co. Mr. Jurewicz holds an MBA from Stanford University and a BS in applied mathematics from Yale University.

Harel Kodesh has served as a director since June 2012. Mr. Kodesh has served as an executive vice president at VMware since 2011. Prior to that, between 2008 and 2011, Mr. Kodesh was the president of EMC’s Cloud Infrastructure Business and the chief executive officer of Decho, an EMC subsidiary, focused on personal information management in the cloud. Between 2003 and 2008, Mr. Kodesh served as chief product officer at Amdocs, Inc. Prior to that, Mr. Kodesh held a variety of executive positions at Microsoft, including vice president of the information appliance division. During 2000 until 2003, Mr. Kodesh served as president and chief executive officer of Wingcast, Inc., a company formed by Qualcomm and Ford Motor Company to provide services for sending, receiving, and storing information via telecommunication devices to the automotive industry. Mr. Kodesh has MSc in electrical engineering and BSc in computer engineering from the Israel Institute of Technology in Haifa, Israel.

Family Relationships

Mr. Matt Bell and Mr. Thomas J. Jurewicz are first cousins.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC and the Nasdaq on their initial beneficial ownership of our common shares and any subsequent changes. They must also provide us with copies of the reports. We were not subject to Section 16(a) during the year ended December 31, 2013.

Procedures by which security holders may recommend nominees

Neither our articles of association, nor the Companies Law, include any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Board of Directors

Pursuant to our articles of association, directors are elected at a general meeting of our shareholders by a vote of the holders of a majority of the voting power represented at the meeting. Additional directors may be elected between general meetings by a majority of our directors. Our board is comprised of five persons, four of which (Brian Crynes, Harel Kodesh, Thomas Jurewicz, and Carla Corkern) have been determined to be independent within the meaning of the applicable NASDAQ requirements. Two of these independent directors (Brian Crynes and Carla Corkern) also serve as outside directors mandated under Israeli law and subject to additional criteria to help ensure their independence (See “Outside Directors under the Companies Law” below). Each director, except for the outside directors, holds office until the next annual general meeting of shareholders, when, subject to any law, such director may be reappointed for an additional term of service. Officers are appointed by our board of directors.

Under the Companies Law, a person who lacks the necessary qualifications and the ability to devote an appropriate amount of time to the performance of his or her duties as a director shall not be appointed to serve as a director of a publicly traded company. While determining a person’s compliance with such provisions, the company’s special requirements and its scope of business shall be taken into account. Where the agenda of a shareholders meeting of a publicly traded company includes the appointment of directors, each director nominee is required to submit a declaration to the company confirming that he or she has the necessary qualifications and he or she is able to devote an appropriate amount of time to performance of his or her duties as a director. In the declaration, the director nominee shall specify his or her qualifications and confirm that the restrictions set out in the Companies Law do not apply.

In addition, each director nominee must include in his or her declaration a statement, the content of which shall be that he or she was not convicted for certain criminal or securities laws offenses provided under the Companies Law. Any person nominated to serve as an office holder of a publicly-traded company shall also comply with such disclosure requirements.

Furthermore, under the Companies Law, a person shall not be appointed as a director or an office holder of a publicly-traded company (i) if a court has ordered that due to the severity and circumstances of an offense committed by a nominee, such nominee is not fit to serve as a director or an office holder of a public company; or (ii) the administrative enforcement committee mandated under the Israeli Securities Law, 1969, referred to as the Securities Law, imposed on such nominee restrictions with respect to serving as a director or office holder, as applicable, of a publicly-traded company for a certain period of time.

Under the Companies Law, if a director or office holder ceases to comply with any of the requirements provided in the Companies Law, such director must notify the company immediately, and his or her term of service shall terminate on the date of the notice.

Outside Directors under the Companies Law

Under the Companies Law, companies incorporated under the laws of Israel whose shares have been offered to the public in or outside of Israel, are required to appoint at least two outside directors.

The Companies Law provides that a person may not be appointed as an outside director if such person is a relative of the controlling shareholder, or if such person or the person’s relative, partner, employer, another person to whom he was directly or indirectly subject, or any entity under the person’s control, has, as of the date of the person’s appointment to serve as outside director, or had, during the two years preceding that date, any affiliation with any of the following:

•	the company;

•	the company’s controlling shareholder;

•	a relative of the controlling shareholder;

•	any entity controlled by the company or by the controlling shareholder; or

•
if the company has no controlling shareholder or a shareholder holding 25% or more of the voting rights — a person that at the time of appointment is the chairman of the board of directors, the chief executive officer or the most senior financial officer of the company, or a shareholder holding 5% or more of the outstanding shares or voting rights of the company.

The term “affiliation” includes:

•	an employment relationship;

•	a business or professional relationship maintained on a regular basis;

•	control; and

•	tenure as an office holder.

No person may serve as an outside director if: (a) the person’s position or other business activities create, or may create a conflict of interest with the person’s responsibilities as an outside director or may otherwise interfere with the person’s ability to serve as an outside director; (b) at the same time such person serves as a director of another company on whose board of directors, a director of the other company serves as an outside director; (c) the person is an employee of the Israel Securities Authority or of an Israeli stock exchange; (d) such person or such person’s relative, partner, employer or anyone to whom such person is directly or indirectly subordinate, or any entity under such person’s control, has business or professional relations with any person or entity he or she should not be affiliated with, as described in the preceding paragraph, unless such relations are negligible; or (e) such person received compensation, directly or indirectly, in connection with his or her service as a director, other than as permitted under the Companies Law and the regulations promulgated thereunder.

If, at the time of election of an outside director, all other directors who are not controlling shareholders of such company or their relatives, are of the same gender, the outside director to be elected must be of the other gender. Outside directors are elected by a majority vote at a shareholders’ meeting, provided that either:

(1)
a majority of the shareholders who are not controlling shareholders and who do not have a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with a controlling shareholder), present and voting at the meeting, voted in favor of the appointment; or

(2)
the non-controlling shareholders or shareholders who do not have a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with a controlling shareholder) who were present and voted against the election, hold no more than two percent of the voting rights at the company.

Pursuant to the Companies Law, all outside directors must have financial and accounting expertise or professional qualifications, and at least one outside director must have financial and accounting expertise. The terms “financial and accounting expertise” and “professional qualifications” have been defined in regulations promulgated under the Companies Law.

If an outside director ceases to comply with any of the requirements provided in the Companies Law with respect to the appointment of outside directors, such outside director must notify the company immediately, and his or her term of service shall terminate on the date of such notice.

Outside directors are elected for a three-year term and may be re-elected for two additional terms of three years each, provided that with respect to the appointment for each such additional three-year term, one of the following has occurred:

 (a) the reappointment of the outside director has been proposed by one or more shareholders holding together one percent or more of the voting rights in the company, and the appointment was approved at the general meeting of the shareholders by a simple majority, provided that: (i) in calculating the majority, votes of controlling shareholders or shareholders having a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with the controlling shareholder) and abstentions are disregarded; and (ii) the total number of shares which voted for the appointment held by shareholders who do not have a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with a controlling shareholder) and/or who are not controlling shareholders, exceed two percent of the voting rights in the company; or

 (b) the reappointment of the outside director has been proposed by the board of directors and the appointment was approved by such special majority required for the initial appointment of an outside director.

At present, Brian Crynes and Carla Corkern serve as our outside directors. Mr. Crynes is to hold office until September 4, 2015 and Ms. Corkern is to hold office until April 10, 2016. In accordance with the Israeli Companies Regulations (Alleviation for Public Companies Whose Shares are Listed on a Stock Exchange Outside of Israel) 2000, referred to as the Alleviation Regulations, Israeli companies whose shares are listed on a stock exchange outside of Israel, such as our company, may re-appoint an outside director for additional terms not exceeding three years each, beyond the three three-year terms generally applicable, provided that, if an outside director is being re-elected for an additional term or terms beyond the three three-year terms: (i) the audit committee and board of directors must determine that, in light of the outside director’s expertise and special contribution to the board of directors and its committees, the re-election for an additional term is to the company’s benefit; (ii) the outside director must be re-elected by the special majority required for the initial appointment and subject to the provisions stipulated in the Companies Law; and (iii) the term during which the nominee has served as an outside director and the reasons given by the audit committee and board of directors for extending his or her term of service must be presented to the shareholders prior to approval of the reappointment.

Each committee exercising the powers of the board of directors is required to include at least one outside director. However, the audit committee is required to include all outside directors serving on the board of directors.

An outside director is entitled to compensation as provided in regulations promulgated under the Companies Law and is otherwise prohibited from receiving any compensation, directly or indirectly, in connection with services provided as an outside director. For more information about the compensation of our outside directors, see “Compensation of Our Outside Directors” below.

Independent Directors under the Companies Law

Pursuant to the Companies Law, a public company, such as BluePhoenix, may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

•
the audit committee confirms that he or she meets the qualifications for being appointed as an outside director, except for the requirement for financial and accounting expertise or professional qualifications; and

•
he or she has not served as a director of the company for a period exceeding nine consecutive years. For this purpose, a break of up to two years in the service shall not be deemed to interrupt the continuation of the service.

The Alleviation Regulations provide that a director in a company whose shares are listed in a stock exchange outside of Israel, such as BluePhoenix, who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards for audit committee membership and who meets certain non-affiliation criteria, which are less stringent than those applicable to outside directors, would be deemed an “independent” director pursuant to the Companies Law provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

As of the date of this Annual Report, our articles of association have not yet been amended to include these provisions of the Companies Law relating to corporate governance.

Qualifications of Other Directors under the Companies Law

Under the Companies Law, the board of directors of a publicly traded company is required to make a determination as to the minimum number of directors who must have financial and accounting expertise according to criteria that is defined in regulations promulgated under the Companies Law. In accordance with the Companies Law, the determination of the board should be based on, among other things, the type of the company, its size, the volume and complexity of its activities and the total number of directors serving on the board. Based on the aforementioned considerations, our board determined that the number of directors with financial and accounting expertise in our company shall not be less than two.

Audit Committee

The Companies Law requires public companies to appoint an audit committee, comprised of at least three directors, and which shall include all of the company’s outside directors as described in “Outside Directors under the Companies Law” above. The majority of the members of the audit committee must be independent directors. The Companies Law further stipulates that the following may not serve as members of the audit committee: (a) the chairman of the board of directors; (b) any director employed by or providing services on an ongoing basis to the company, to the controlling shareholder of the company or an entity controlled by the controlling shareholder of the company; (c) a director whose main income derives from the controlling shareholder; and (d) the controlling shareholder or any relative of the controlling shareholder.

In addition, under applicable NASDAQ rules, we are currently required to have a majority of our board members independent and to maintain an audit committee, whose members are independent of management. Our outside directors, as well as Messrs. Tom Jurewicz and Harel Kodesh, qualify as independent directors under the applicable NASDAQ rules and those of the Securities and Exchange Commission. We have established an audit committee, consisting of Tom Jurewicz and our two outside directors, Brian Crynes and Carla Corkern. The board has determined that Tom Jurewicz is an “audit committee financial expert” as defined by applicable SEC regulations.

Under the Companies Law, the responsibilities of the audit committee include: (a) identifying flaws in the management of a company’s business and making recommendations to the board of directors as to how to correct them; (b) with respect to certain actions involving conflicts of interests and with respect to certain related party transactions, deciding whether such actions are material actions and whether such transactions are extraordinary transactions, for the purpose of approving such actions or transactions; (c) reviewing and deciding whether to approve certain related party transactions and certain transactions involving conflicts of interest, when such authority with respect to such transactions is granted by law to the audit committee; (d) reviewing the comptroller’s work program; (e) examining the company’s internal control structure and processes, the performance of the comptroller and whether the comptroller has at his or her disposal the tools and resources required to perform his or her duties, considering, inter alia, the special needs of the company and its size; (f) examining the external auditor’s scope of work, as well as the external auditor’s fees and providing the corporate organ responsible for determining the external auditor’s fees with its recommendations; and (g) providing for arrangements as to the manner in which the company deals with employee complaints with respect to deficiencies in the administration of the company’s business, and protection to be provided to such employees.

In accordance with the Sarbanes-Oxley Act and NASDAQ requirements, our audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. In addition, the audit committee is responsible for assisting the board in monitoring our financial statements and the effectiveness of our internal controls. We have adopted a formal audit committee charter that we have implemented, embodying these responsibilities. The audit committee reviews and reassesses the adequacy of the audit committee charter on an annual basis.

Our board of directors authorized our audit committee to act as committee for review of financial statements under the Companies Regulations (Provisions and Terms with Respect to Procedures for Approval of Financial Statements), 2010. Under the regulations, the committee for review of financial statements is required to make recommendations to our board of directors with respect to various issues related to the financial statements, at a reasonable time prior to the approval the financial statements by the board of directors.

Code of Conduct

We have adopted a code of business conduct and ethics applicable to our executive officers, directors and all other employees. A copy of the code is available without charge to all of our employees, investors and others upon request to the following address: BluePhoenix Solutions Ltd., 601 Union Street, Suite 4616, Seattle, Washington 98101, Attn: Chief Financial Officer. In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

In December 2012, an amendment to the Companies Law came into effect which requires publicly traded companies, like us, to establish a compensation committee. In addition, under this amendment, we were required to adopt a compensation policy, to be recommended by the compensation committee, with respect to the remuneration of our executive officers and directors. Such compensation policy must include, among others, certain mandatory provisions as stipulated in the amendment.

The compensation committee is responsible to periodically advise the board of directors as to the necessity to update the compensation policy and to examine its implementation. In the event that a compensation policy is set to expire after a period longer than three years, the compensation committee shall advise the board, every three years, whether such policy should be amended, discontinued or remain intact.

In addition, under the Companies Law, the compensation committee is authorized to approve the compensation of certain executive officers, including the chief executive officer, the company’s directors and the controlling shareholder, if he or she is employed by the company. Furthermore, the compensation committee is authorized to exempt the company from bringing the chief executive officer’s compensation to shareholders approval, under certain circumstances stipulated in the Companies Law.

According to the Companies Law, the compensation committee shall be comprised of no less than three directors and only directors eligible to serve as members of the audit committee may serve on the compensation committee. All of the outside directors must serve as members of the compensation committee and shall constitute a majority thereof. The chairman shall be an outside director. The compensation of all members of the compensation committee shall be identical. Our compensation committee is comprised of those three members serving on the audit committee, which currently include our two outside directors and Tom Jurewicz.

Description of Compensation

Summary Compensation Table for the Years Ended December 31, 2013 and 2012

The table below summarizes the total compensation earned during 2013 and 2012 by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year Ended December 31,	Salary ($)	Bonus ($)(a)		Stock Awards ($)(b)	Option Awards ($)(c)	All Other Compensation ($)		Total ($)
Matt Bell, President and Chief Executive Officer	2012	199,583	0		222,750	337,598	0		759,931
	2013	300,000	0		0	0	0		300,000
Rick Rinaldo, Chief Financial Officer	2013	57,599	10,000		324,000	0	84,318	(d)	475,917
Rick Oppedisano, VP, Global R&D and Marketing	2013	171,500	57,500	(f)	51,729	162,495	10,000	(e)	453,224

(a)
Amounts reflect the executive officers’ annual cash bonus payouts for 2013 performance, as further discussed above under “Description of Compensation.” These amounts were recommended by the compensation committee and approved by our board of directors.  Of these amounts earned in 2013, $10,000 for Rick Rinaldo was paid in January 2014 and $20,000 for Rick Oppedisano was paid in January 2014.

(b)
Amounts reflect the aggregate value of restricted stock unit awards under the 2007 Award Plan (vested and unvested) granted to the executive officer in the applicable fiscal year, computed in accordance with applicable accounting standards and based on the stock price on the date of grant. For more information about the assumptions we made in determining the grant date fair value, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. All stock awards vest as described in the individual footnotes in the Summary Table for Outstanding Equity Awards below.

(c)
Amounts reflect the aggregate fair value of the option awards under the 2003 Option Plan on the grant date, as determined in accordance with ASC 718 using the BSM option pricing model for option awards. For more information about the assumptions we made in determining the grant date fair value, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. This column includes the value of the awards granted by the board during the relevant calendar year. All options vest as described in the individual footnotes.

(d)
Amount represents consulting fees paid to Rick Rinaldo for his role as interim CFO for five months from April 2013 – September 2013.  Commencing September 15, 2013, Mr. Rinaldo became an employee of the Company and accordingly his salary from such date onwards was recorded in the applicable column.

(e)	Amount represents sign on bonus granted to Rick Oppedisano as an integral part of his employment terms.

(f)
Under Mr. Oppedisano’s employment agreement 50% of his annual bonus was to be paid in the form of equity awards.  Notwithstanding, Mr.  Oppedisano’s entire bonus for the second, third, and fourth quarter for 2013, was paid in cash and is included in the applicable bonus column above.

Summary Table for Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to outstanding equity incentive awards held by our executive officers as of December 31, 2013.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(b)
Matt Bell, President and Chief Executive Officer (a)	175,005	124,995	1.80	4/23/2022	31,257	143,782

Rick Rinaldo, Chief Financial Officer(c)	0	0	0	0	75,000	345,000

Rick Oppedisano, VP, Global R&D and Marketing(d)	21,389	48,611	3.87	4/12/2023	12,900	59,340

(a)
Pursuant to the 2003 Option Plan, 300,000 options to purchase shares in BluePhoenix were granted to Mr.  Bell on April 23, 2012. The options granted on April 23, 2012 vest as follows:  50,000 options vested on September 5, 2012  (i.e. after a 6 month cliff) and the remaining 250,000 vest in equal installments of 8,333 over a period of 30 months thereafter and until March 5, 2015.  Therefore as of December 31, 2013, 175,005 options vested and were exercisable.  The 300,000 options granted on April 23, 2012 to Mr. Bell, have an exercise price of $1.80. The options granted on April 23, 2012 may be exercised during a 10 year period, i.e. until April 23, 2022.  In addition and pursuant to the 2007 Award Plan 75,000 restricted stock units (RSUs) in BluePhoenix were granted to Mr.  Bell on September 6, 2012, subject to achievement of certain performance and revenue goals.  The RSUs granted on September 6, 2012, vest as follows:  12,500 RSUs vested on September 6, 2012 and the remaining 62,500 vest in equal installments of 2,083 over a period of 30 months thereafter.  Therefore as of December 31, 2013, 43,745 RSUs vested.

(b)
This column reflects the value of the awards based on the aggregate grant date fair value determined as detailed in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report, and does not reflect amounts the executive officer has actually realized during the fiscal year.

(c)
Pursuant to the 2007 Award Plan, 75,000 restricted stock units (RSUs) in BluePhoenix were granted to Mr.  Rinaldo pursuant to a board resolution on November 19, 2013, subject to the filing of an S-8 which was filed in December 2013. The RSUs vest as follows: 14,581 RSUs shall vest on April 15, 2014 and the remaining RSUs shall vest in 29 equal installments of 2,083 thereafter.  Therefore as of December 31, 2013, no RSUs vested.

(d)
Pursuant to the 2003 Option Plan, 70,000 options to purchase shares in BluePhoenix were granted to Mr.  Oppedisano on April 12, 2013. The options granted on April 12, 2013 vest as follows: 11,667 options vested on July 1, 2013 (i.e. after a 6 month cliff) and the remaining 58,333 vest in equal installments of 1,944 over a period of 30 months thereafter.  Therefore as of December 31, 2013, 21,389 options vested and were exercisable. The 70,000 options granted on April 12, 2013 to Mr. Oppedisano, have an exercise price of $3.87. The options granted on April 12, 2013 may be exercised during a 10 year period, i.e. until April 12, 2023.  In addition, on May 28, 2018, and pursuant to the 2007 Award Plan Mr.  Oppedisano was granted: (i) 10,000 restricted stock units (RSUs) in BluePhoenix which vest as follows:  3,058 RSUs shall vest on May 1, 2014  and the remaining 6,942 RSUs shall vest in equal installments of  278 RSUs over a period of 25 months thereafter; and (ii) 2,900 RSUs, in lieu of the applicable portion of a cash bonus for the first quarter of 2013 which RSUs would vest on May, 1, 2014. Therefore as of December 31, 2013, no RSUs vested.

Employment Agreements

We maintain written employment agreements with each of our executive officers. These employment agreements are with BluePhoenix USA, Inc.  Executive officers or employees of BluePhoenix who also serve as directors or executive officers in our subsidiaries do not receive additional compensation for such service.

The employment agreements are not always specific regarding the term. However, the compensation policy stipulates that such agreements will be for a fixed term that does not exceed three years. Upon the expiry of an employment agreement, the agreement may be extended.  If we terminate the employment agreements, we are required to pay the usual severance pay in accordance with applicable law. The agreements with our executive officers provide for annual base salary and other benefits such as vacation, sick leave, health, dental, vision, 401(k) retirement savings plan, life and disability insurance.  In addition, our executive officers are required to enter into non-compete and confidentiality agreements.  A summary of the material terms of the employment agreements and offer letters with our executive officers is below.

The following definition applies to the term Change of Control in the employment agreements with our executive officers.  Change of Control occurs when any person, entity or affiliated group becomes the owner or owners of more than fifty percent (50%) of the outstanding equity securities of BluePhoenix, not including an increase in the current shareholders or any of their affiliates’ holdings.

Matt Bell

We entered into a letter agreement with Mr. Bell in March 2012, as President, providing an annual salary of $170,000 and all standard company benefits.  During the first year of employment, a two month notice of termination is required and after the first year a three month notice of termination is required.  During the notice period all salary, benefits, bonus accruing, vesting and payments will continue unchanged.  Pursuant to the agreement, Mr. Bell was granted 300,000 options at an exercise price of $1.80 which would vest over a period of three years in monthly installments with a six month cliff as long as Mr. Bell continued his employment with the company during this time.  In case of a Change of Control, all such Options granted under the agreement shall become fully vested.  Additionally, Mr. Bell was offered a bonus of $500,000 if the company is sold for more than $60 million before March 2015.

In September 2012, we entered into a letter agreement with Mr. Bell, providing an annual salary of $300,000, as President and Chief Executive Officer, with the salary change to be retroactive to his start as Chief Executive Officer, which was July 2012.  During the first year of employment, a three month notice of termination is required and after the first year of employment, a six month notice period is required.  All salary, benefits, bonus accruing, vesting and payments will continue unchanged.   In addition to the options granted above, Mr. Bell was granted 75,000 restricted stock units, which will vest over a three year period in monthly installments starting on his original hire date of March 2012, with a six month cliff.  Additionally, Mr. Bell would be granted up to another 50,000 RSUs if he met performance and revenue goals of up to $30 million in revenue and net margins of up to 15%.  In the case of a Change of Control, all granted RSUs from this agreement would become fully vested.  Additionally, the potential bonus upon a Change of Control described above was amended to $500,000 if the company is sold for more than $50 million and $1million if the company is sold for more than $100 million.

In January 2014, Mr. Bell entered into a letter agreement transferring his employment from BridgeQuest Solutions, Inc. to BluePhoenix Solutions USA, Inc.

Rick Rinaldo

We entered into a letter agreement with Mr. Rinaldo in September 2013, as Chief Financial Officer, providing an annual salary of $200,000 and all standard company benefits.  In the event his employment is terminated without cause, Mr. Rinaldo is eligible for 90 days of severance with stock vesting and benefits to continue unchanged.  Mr. Rinaldo was granted a total of 75,000 RSUs to vest over a period of three years from the signature date of the letter agreement.  A revised vesting schedule for such RSUs was approved by the board of directors at their meeting in March 2014.  The revised vesting schedule states that 14,581 shares shall vest immediately on April 15, 2014 and the remaining 60,419 Awards shall vest over 29 months, in equal monthly installments, commencing May 15, 2014.  Mr. Rinaldo has the opportunity to earn a prorated quarterly bonus of 20% of his annual salary based upon personal and company performance goals.

Rick Oppedisano

We entered into a letter agreement with Mr. Oppedisano in December 2012, as Vice President of Marketing providing an annual salary of $168,000 and all standard company benefits.   Mr. Oppedisano’s start date was January 1, 2013.  Pursuant to the agreement, Mr. Oppedisano was granted 70,000 options at an exercise price of $3.87 which shall vest over a period of three years in monthly installments with a six month cliff as long as he continued his employment with the company during this time.  In case of a Change of Control, all such options shall become fully vested.  A sign on bonus of $10,000 was paid in monthly installments for the first 10 months of employment.  An annual bonus of $120,000 would be granted subject to achievement of target sales in the amount of $15 million in 2013. Pursuant to the agreement, this annual bonus will be awarded in quarterly payments to be paid one half in stock options and the other half in cash.  During the first year of employment a two month notice of termination is required and after the first year of employment, a three month notice of termination is required.  During the notice period all salary, benefits, bonus accruing, vesting and payments will continue unchanged.

In October 2013, an addendum to the employment agreement with Mr. Oppedisano was entered into expanding the scope of Mr. Oppedisano's role.  As full consideration for the expanded scope of his position, Mr. Oppedisano was granted a one-time special grant of 10,000 RSUs to vest over three years in monthly installments from the date of the grant.   A revised vesting schedule was approved by the board of directors at their meeting in March 2014 pursuant to which  the above 10,000 RSU's will vest as follows:   3,058 shares will vest on May 1, 2014 and the remaining 6,942 share will vest in 25 equal monthly installments commencing June 1, 2014.  In the case of a Change of Control, these RSUs described above would become fully vested. In keeping with the compensation policy, the addendum also stipulated a three year employment term and also provides for an advance termination notice period of 60 days.  Additionally, in accordance with the addendum, the annual  bonus in an amount up to $120,000 is now subject to the achievement of target sales, determined at the Chief Executive Officer’s discretion, subject to required approvals of the board of directors.  It was further stated in the addendum that half of such bonus would be paid in cash and half in RSUs (rather than in stock options).

Director Compensation

In 2013, we compensated only non-employee directors for serving on our board of directors in accordance with previously approved guidelines.  Each non-employee director received an annual retainer of $20,000 paid in quarterly payments.  For those that joined the board during 2013, the amount was pro-rated by 365 days.  For 2013, the total aggregate cash compensation earned by our non-employee directors for their service was $98,726. We also reimburse each of our directors for expenses incurred in connection with attending board of directors’ meetings and for their service as directors in accordance with our compensation policy.

Our general policy is to grant our new non-employee directors an initial equity award of 30,000 RSU’s to vest in equal installments over 36 months.

Our non-employee directors, currently Mel Keating, the chairman of our board of directors, Tom Jurewicz and Harel Kodesh, receive a compensation package, as approved in accordance with the Companies Regulations (Reliefs in Transactions with Related Parties) 2000 in the same amounts and on such terms payable to our outside directors, in accordance with the Companies Regulations (Rules for the Payment of Remuneration and Expenses of Outside Directors) 2002, referred to as the Outside Directors Regulations, as follows:

(a)
Cash Compensation — an annual total compensation of $20,000 consisting of the annual payment, payable in quarterly installments in accordance with the Outside Directors Regulations and per meeting payment, which shall be paid following each meeting in accordance with the Outside Directors Regulations; and

(b)
RSUs Compensation — 30,000 RSUs to be granted to each non-employee director upon his or her initial appointment to the board of directors (and every three years thereafter), under the same terms of the RSUs granted to the outside directors. The RSUs shall vest and become exercisable in equal monthly installments over a period of 36 months following the date of grant.

 The grant of the RSUs is made under the terms set forth in our 2007 Award Plan and in accordance with our standard grant letter. In the event of a change of control pursuant to which (i) any shareholder holding less than 25% of the outstanding share capital of the company on the date of grant (except for the three shareholders) shall hold at least 50% of the outstanding share capital of the company;  or (ii) a merger or a sale of 50% or more of the company’s activities shall be effected (each of (i) and (ii), referred to herein as a “Change of Control”), then all outstanding RSUs previously granted, shall be automatically vested.

 Compensation of the Chairman of the Board of Directors

On April 11, 2013, our shareholders approved, following the approval of our compensation committee and board of directors, in accordance with the Companies Law, a compensation package for Mr. Keating similar to the compensation package for the non-employee directors, with the exception that the number of RSUs granted to Mr. Keating shall be 45,000 RSUs which shall be granted following the shareholders’ approval and shall vest and become exercisable in equal monthly installments over a 36 month period, beginning on March 1, 2013.

It was further resolved by the shareholders, that any chairman of the board appointed from time to time, other than Mr. Keating, shall be entitled to the compensation generally payable to our non-employee directors.

Compensation of Our Outside Directors

In September 2012, our shareholders approved, following the approval of our audit committee and our board of directors, the compensation payable to our outside directors (Carla Corkern and Brian Crynes), in accordance with the Companies Regulations (Rules for the Payment of Remuneration and Expenses of Outside Directors) 2002, as follows:

(a)
Cash Compensation — an annual total compensation of $20,000 consisting of the annual payment , payable in quarterly installments in accordance with the Outside Directors Regulations and per meeting payment, which shall be paid following each meeting in accordance with the Outside Directors Regulations; and

(b)
RSUs Compensation — 30,000 RSUs to be granted to each outside director upon his or her initial appointment to the board of directors (and every three years thereafter). The RSUs shall vest and become exercisable in equal monthly installments over a period of 36 months following the date of grant.

The grant of the RSUs is made under the terms set forth in our 2007 Award Plan and in accordance with our standard grant letter. In the event of a Change of Control, then all outstanding RSUs previously granted, shall be automatically vested.

Summary Table for Director Compensation

The table below sets forth, for each non-employee or outside director, the amount of cash compensation paid by us and the value of stock awards received from us for his or her service, during 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Melvin L. Keating, Chairman of the Board of Directors(a)	15,393	217,130	232,523
Brian Crynes, Outside Director	20,000	0	20,000
Harel Kodesh,	20,000	0	20,000
Thomas J. Jurewicz	20,000	0	20,000
Carla Corkern, Outside Director (b)	14,396	116,100	130,496
Shimon Bar-Kama(c)	3,333	0	3,333
Adi Bershadsky(d)	5,604	0	5,604

(a)
Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for the Chairman of the Board of Directors” above, Mr. Keating was granted 2,688 restricted stock units pursuant to the 2007 Award Plan, in January and February 2013, 6,454 restricted stock units in March, and 45,000 restricted stock units in April 2013.  The grants in January through March vested in the month granted.  The 45,000 shares will vest over 36 months in equal installments.

(b)
Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Ms. Corkern was granted 30,000 RSU’s in April 2013, which will vest over 36 months in equal installments.

(c)	Mr. Bar-Kama served on the board from June 2012 to February 2013.
(d)	Ms. Bershadsky served on the board from May 2012 to April 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	688,429	2.45	359,472
Equity compensation plans not approved by security holders	-	-	-
Total	688,429	2.45	359,472

(a)
As of December 31, 2013, there are 441,589 outstanding options under The 1996 Share Option Plan. The exercise price of the options granted under the 1996 option plan ranges from $1.8 to $24.  There are 246,840 outstanding RSU’s under the 2007 RSU Plan.

(b)
The weighted-average exercise price of the 688,429 outstanding equity compensation options is $2.45.  Amount shown does not include the 102,343 warrants at the exercise price of $1.5634 owned by Prescott Capital.

(c)	As of December 31, 2013, there are 32,424 shares reserved for future issuance under The 1996 Share Option Plan and 327,048 shares reserved for future issuance under the 2007 RSU Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table presents information regarding the ownership of our ordinary shares at December 31, 2013 by each person known to be the beneficial owner of 5% or more of our ordinary shares and by the persons listed in the table under “Directors and Senior Management,” as of December 31, 2013. Options to purchase ordinary shares that are currently exercisable or exercisable within 60 days of December 31, 2013 and restricted stock units vested within 60 days of December 31, 2013 are deemed outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except where we indicated otherwise, we believe, based on information furnished by these owners, that the beneficial owners of our shares listed below have sole investment and voting power with respect to the shares.

Name and Address	Number of Shares Owned 12/31/13	Number of Shares Vesting within 60 days	Number of Options Exercisable 12/31/13	Number of Options Exercisable within 60 Days	Number of Ordinary Shares Owned	Percent of Total Shares (1)
Prescott Group Capital Management, LLC (2)	3,327,488	-	-	-	3,327,488	29.2%

Columbia Pacific Opportunity Fund, LP (3)	4,304,994	-	-	-	4,304,994	37.7%

Lake Union Capital Management, LLC (4)	1,978,329	-	-	-	1,978,329	17.3%

Matt Bell (5)	43,743	4,166	175,005	16,666	239,580	2.1%

Rick Rinaldo (6)	-	-	-	-	-	-

Rick Oppedisano (7)	-	-	21,389	3,888	25,277	*

Mel Keating (8)	76,284	2,500	-	-	78,784	*

Brian Crynes (9)	12,495	1,666	-	-	14,161	*

Carla Corkern (10)	6,664	1,666	-	-	8,330	*

Thomas J. Jurewicz (11)	9,996	1,666	-	-	11,662	*

Harel Kodesh (12)	12,495	1,666	-	-	14,161	*
All directors and executive officers as a group (13)	161,677	13,330	175,005	16,666	366,678	3.2

* Less than 1%.

(1)
Percentage in the above table are based on 11,404,460 ordinary shares outstanding as of December 31, 2013 and do not include 56,070 ordinary shares held by us. Pursuant to Israeli law, these shares do not confer upon the company any voting rights.  Table excludes any anti-dilution shares that may be issued in the future.

(2)
The address of Prescott Group Capital Management LLC is 1924 S. Utica Ave., Suite 1120, Tulsa, Oklahoma 74104. Based on Amendment No. 6 to Schedule 13D filed on November 22, 2013, by Prescott Group Capital Management, L.L.C., referred to as Prescott Capital, Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P., referred to together, as the Small Cap Funds, beneficially own 3,327,488 ordinary shares. The number of ordinary shares beneficially owned by Prescott Capital includes 102,343 ordinary shares underlying warrants exercisable as of December 31, 2013 that are beneficially owned by Prescott Capital. Prescott Capital, as the general partner of the Small Cap Funds, and Mr. Phil Frohlich, as managing member of Prescott Capital, may also be deemed to beneficially own the 3,327,188 ordinary shares held by the Small Cap Funds. Prescott Capital and Mr. Frohlich disclaim beneficial ownership of the ordinary shares held by the Small Cap Funds, except to the extent of their pecuniary interest therein. By virtue of his position with Prescott Capital and the Small Cap Funds, Mr. Frohlich has the sole power to vote and dispose of the 3,327,488 ordinary shares owned by the Small Cap Funds.  The number of shares excludes any anti-dilution shares that may be issued as part of the private placement described in the section entitled “Recent Sales of Unregistered Securities”.

(3)
The address of Columbia Pacific Opportunity Fund, LP is c/o Columbia Pacific Advisors, LLC, 1910 Fairview Avenue East, Suite 500, Seattle, Washington 98102. Based on Amendment No. 8 to Schedule 13D filed on June 24, 2013, by Columbia Pacific Advisors, LLC, Columbia Pacific Advisors, LLC has the sole power to vote or to direct the vote of, and to dispose of or to direct the disposition of the 4,304,994 ordinary shares, of which 4,267,054 shares are held in the portfolio of Columbia Pacific Opportunity Fund, LP and 37,940 shares are held in the portfolio of Columbia Pacific Partners Fund, Ltd., established by Columbia Pacific Advisors LLC on April 1, 2013. Messrs. Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty serve as the managing members of Columbia Pacific Advisors, LLC, which is primarily responsible for all investment decisions regarding the investment portfolios of Columbia Pacific Opportunity Fund, L.P. and Columbia Pacific Partners Fund, Ltd. Each of Columbia Pacific Opportunity Fund, L.P., Columbia Pacific Partners Fund, Ltd., Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty disclaims beneficial ownership over the shares, except to the extent of their pecuniary interest therein. Mr. Brandon D. Baty is a member of   Columbia Pacific Advisors, LLC.   The reporting persons identified in Amendment No. 7 to Schedule 13D filed on April 15, 2013, by Columbia Pacific Advisors, LLC, determined that they may seek to influence material business decisions relating to the future of our company. The reporting persons indicated that they will monitor developments at our company on a continuing basis and may communicate with members of management and the board of directors, potential members of management or potential board members, other shareholders or others on matters related to us.

(4)
The address of Lake Union Capital Management LLC is 601 Union Street, Suite 4616, Seattle, WA, 98101. Based on Amendment No. 3 to Schedule 13D filed on September 21, 2012, by Michael Self, Lake Union Capital Fund LP, Lake Union Capital TE Fund, LP and Lake Union Capital Management, LLC, Lake Union Capital Fund LP, referred to as the Partnership, may be deemed to be the beneficial owner of and has shared voting and dispositive power with respect to 1,561,512 ordinary shares. Lake Union Capital TE Fund, LP, referred to as the TE Partnership, has shared voting and dispositive power with respect to 416,817 ordinary shares, Lake Union Capital Management, LLC, referred to as the Investment Manager, has shared voting and dispositive power with respect to the 1,978,329 ordinary shares owned beneficially by private investment vehicles, including the Partnership and the TE Partnership (collectively, the Funds), for which the Investment Manager serves as investment manager, referred to as the Funds. Michael Self, in his capacity as a managing member of the Investment Manager, has shared voting and dispositive power with respect to the 1,978,329 ordinary shares owned beneficially by the Funds.

(5)
Mr. Bell was granted options to purchase 300,000 ordinary shares, exercisable under the following terms: (i) options to purchase 50,000 ordinary shares currently exercisable; and (ii) options to purchase 250,000 ordinary shares, which are exercisable in 30 monthly installments, of 8,333 each, commencing in October 2012. The exercise price of all of these options is $1.80 and they all expire in April 2022. In addition, Mr. Bell was granted 75,000 RSUs which are convertible into ordinary shares in 36 monthly installments, each of 2,083 RSUs, commencing in March 2012.

(6)
Mr. Rinaldo was granted 75,000 RSUs, convertible into ordinary shares with 14,581 shares vesting on April 15, 2014 and the remaining 60,419 shares vesting in equal monthly amounts of 2,083 commencing May 15, 2014.

(7)	Mr. Oppedisano was granted 12,900 RSUs, convertible into ordinary shares with 5,958 vesting on May 1, 2014 and the remaining 6,942 vesting in equal monthly amount of 278 commencing June 1, 2014

(8)
Mr. Keating was granted RSUs, of which: (i) 65,034 RSUs are currently convertible into ordinary shares; and (ii) 45,000 RSUs are convertible into ordinary shares in 36 monthly installments, each of 1,250 RSUs, commencing in April 2013.

(9)	Mr. Crynes was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in September 2012.

(10)	Ms. Corkern was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in April 2013.

(11)	Mr. Jurewicz was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in December 2012.

(12)	Mr. Kodesh was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in September 2012.
(13)
Consists of (a) 161,677 shares held by the directors and executive officers as of December 31, 2013, and (b) 205,001 shares issuable pursuant to stock awards and option grants exercisable within 60 days of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In November 2013, we issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund, G.P. at a price per ordinary share of $4.00 in a private placement.  We received aggregate gross proceeds of $2.5 million. Issuance expenses amounted to $210,000. The issuance of such shares was exempt from registration in reliance on Section 4(2) of the Securities Act for transactions not involving any public offering. There were no underwriting discounts or commissions in connection with such offering.

BluePhoenix Solutions USA, Inc. is party to a loan and security agreement with Comerica Bank.  Columbia Pacific Advisors, LLC is a guarantor of certain of our obligations under the loan and security agreement.

Independent Directors under the Companies Law

Pursuant to the Companies Law, a public company, such as BluePhoenix, may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

•
the audit committee confirms that he or she meets the qualifications for being appointed as an outside director, except for the requirement for financial and accounting expertise or professional qualifications; and

•
he or she has not served as a director of the company for a period exceeding nine consecutive years. For this purpose, a break of up to two years in the service shall not be deemed to interrupt the continuation of the service.

The Alleviation Regulations provide that a director in a company whose shares are listed in a stock exchange outside of Israel, such as BluePhoenix, who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards for audit committee membership and who meets certain non-affiliation criteria, which are less stringent than those applicable to outside directors, would be deemed an “independent” director pursuant to the Companies Law provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

In addition, under applicable NASDAQ rules, we are currently required to have a majority of our board members independent and to maintain an audit committee, whose members are independent of management. Our outside directors, as well as Messrs. Tom Jurewicz and Harel Kodesh, qualify as independent directors under the applicable NASDAQ rules and those of the Securities and Exchange Commission. We have established an audit committee, consisting of Tom Jurewicz and our two outside directors, Brian Crynes and Carla Corkern.

As of the date of this filing, our articles of association have not yet been amended to include these provisions of the Companies Law relating to corporate governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy of Pre-approval of Audit and Non-Audit Services of Independent Auditors

Our audit committee is responsible for the oversight of our independent auditor’s work. The audit committee’s policy is to pre-approve all audit and non-audit services provided by Ziv Haft an independent registered public accounting firm and BDO member firm. These services may include audit services, audit-related services, tax services and other services, as further described below. The audit committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services that are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the audit committee on an individual basis. Once services have been pre-approved, Ziv Haft independent registered public accounting BDO member firm and our management then report to the audit committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

Principal Accountant Fees and Services

BluePhoenix was billed for the following fees for professional services rendered by Ziv Haft independent registered certified public accountants (Isr.) and other BDO member firm, for the years ended December 31, 2013 and 2012:

	2013	2012
	($ in thousands)
Audit Fees	76	136
Audit-Related Fees	-	-
Tax Fees	30	80
Total	$106	$216

The audit fees for the years ended December 31, 2013 and 2012 were for professional services rendered for the audits of our annual consolidated financial statements, certain procedures regarding our quarterly financial results filed on form 6K, audit of our form F-1, statutory audits of BluePhoenix and its subsidiaries and auditor’s consents, consultations on various accounting issues and audit services provided in connection with other statutory or regulatory filings.

Tax fees are for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with tax audits and appeals, and assistance with respect to requests for rulings from tax authorities.

There were no other related fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.    Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

3.    Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington on March 27, 2014.

BLUEPHOENIX SOLUTIONS LTD.

By: /s/ Matt Bell
Name: Matt Bell
Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matt Bell and Rick Rinaldo, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer:

/s/ Matt Bell	Chief Executive Officer	March 27, 2014
Matt Bell

Principal Financial Officer and Principal
Accounting Officer:

/s/ Rick Rinaldo	Chief Financial Officer	March 27, 2014
Rick Rinaldo

Directors:

/s/ Melvin L. Keating	Chairman of the Board	March 27, 2014
Melvin L. Keating	of Directors

/s/ Brian Crynes	Director	March 27, 2014
Brian Crynes

/s/ Harel Kodesh	Director
Harel Kodesh

/s/ Thomas Jurewicz	Director	March 27, 2014
Thomas Jurewicz

/s/ Carla Corkern	Director	March 27, 2014
Carla Corkern

Authorized Representative in the United States:
BLUEPHOENIX SOLUTIONS USA Inc.

/s/ Rick Rinaldo
By: Rick Rinaldo
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
1.1	Amended and Restated Securities Purchase Agreement dated as of November 25, 2013, by and among Registrant and Prescott Group Aggressive Small Cap Master Fund, G.P.(1)
3.1	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009(2)
3.2	Articles of Association as amended on September 5, 2012(3)
4.1	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009(4)
4.2	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto (4)
10.1	Securities Purchase Agreement dated as of October 12, 2009, among the Registrant and the purchasers identified therein (4)
10.2+	Form of Indemnification Letter as approved by the shareholders on December 20, 2011 between the Registrant and its office holders (5)
10.3+
BluePhoenix 2003 Employee Share Option Plan (previously known as the Crystal 1996 Employee Share Option Plan), as amended on January 28, 1997, December 5, 1999, December 18, 2000, December 26, 2000, August 6, 2003, December 30, 2004, February 21, 2010 and November 6, 2012(3)

10.4+	The 2007 Award Plan adopted by the Registrant on July 8, 2007, as amended on July 24, 2011 and on April 9, 2012 (5)
10.5
Assignment and Assumption Agreement dated March 19, 2012, among the Registrant, the lenders signatory thereto, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (5)

10.6
Purchase and Amendment to Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (5)

10.7
Amendment No. 1 to Purchase and Amendment to Loan Agreement dated April 15, 2012 among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)

10.8	Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (5)
10.9
Amendment No. 1 to the Bridge Loan Agreement, dated as of September 5, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)

10.10	Loan and Security Agreement, dated as of October 2, 2013 by and between Comerica Bank and the Registrant.(3)
10.11.1+	Employment Agreement by and between the Registrant and Matt Bell, dated March 13, 2012
10.11.2+	Employment Agreement by and between the Registrant and Matt Bell, dated September 6, 2012
10.11.3+	Employment Agreement by and between the Registrant and Matt Bell, dated January 1, 2014
10.12+	Employment Agreement by and between the Registrant and Rick Rinaldo, dated September 15, 2013
10.13.1+	Employment Agreement by and between the Registrant and Rick Oppedisano, dated December 15, 2012
10.13.2+	Addendum by and between the Registrant and Rick Oppedisano, dated October 18, 2013
10.13.3+	Addendum Exhibit A by and between the Registrant and Rick Oppedisano, dated October 18, 2013
21.1	List of Subsidiaries(3)
23.2	Consent of Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm, independent public registered firm
24.1	Powers of Attorney (included in the signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial statements from BluePhoenix Solutions Ltd. on Form 10-K for year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

__________
+  Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on November 26, 2013.

(2) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(3) Incorporated by reference to the Registrant’s Registration Statement on form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(4) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 17, 2012.

(6) Incorporated by reference to the Registrant’s Registration Statement on Form F-3 filed with the Securities and Exchange Commission on December 26, 2012.

*Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purpose of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BLUEPHOENIX SOLUTIONS LTD.

We have audited the accompanying consolidated balance sheets of BluePhoenix solutions ltd. (the “Company”) and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 18, 2014
/s/ Ziv Haft Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

BLUEPHOENIX SOLUTIONS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$2,592	$2,560
Restricted cash	35	33
Trade accounts receivable, net (Note 12A1)	1,960	2,445
Other current assets (Note 12A2)	239	581
Assets held for sale (Note 13)	-	791

Total current assets	4,826	6,410

LONG TERM ASSETS:
Property and equipment, net (Note 4)	287	562
Goodwill (Note 5)	12,501	12,501
Intangible assets and other, net (Note 6)	-	277

Total long term assets	12,788	13,340

Total assets	$17,614	$19,750

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term bank credit and other (Note 8)	$40	$217
Accounts payable and accruals:
Trade accounts payable	886	1,256
Deferred revenue	719	712
Other current liabilities (Note 12A3)	902	950
Liabilities held for sale (Note 13)	-	467

Total current liabilities	2,547	3,602

LONG-TERM LIABILITIES:
Accrued severance pay, net (Note 7)	290	408
Loans from banks and others (Note 8)	162	281
Derivatives liabilities - warrants	311	370

Total long-term liabilities	763	1,059

Total liabilities	3,310	4,661

COMMITMENTS AND CONTINGENCIES (Note 9)
Equity (Note 10):
Share capital - ordinary shares of NIS 0.04 par value (authorized: December 31, 2013 and 2012 – 17,500,000 shares issued: December 31, 2013 – 11,460,530 and December 31, 2012 – 10,809,945)	105	97
Additional paid-in capital	133,712	135,348
Accumulated other comprehensive loss	(1,537)	(1,537)
Accumulated deficit	(116,224)	(112,192)
Treasury shares – December 31, 2013 – 56,070 December 31, 2012 - 180,692 shares	(2,084)	(6,716)

BluePhoenix Shareholders’ Equity	13,972	15,000

Noncontrolling interest	332	89

Total equity	14,304	15,089

Total liabilities and equity	$17,614	$19,750

BLUEPHOENIX SOLUTIONS LTD. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012
	(in thousands, except per share data)
Revenues (Note 12B1):
Services	$8,148	$10,103
Products	389	521

Total revenues	8,537	10,624

Cost of revenues:
Services	4,449	6,989
Products	40	63

Total cost of revenues	4,489	7,052

Gross profit	4,048	3,572

Research and development costs	1,508	691
Selling, general, and administrative expenses	6,305	8,685
Less: Gain on sales of subsidiaries and AppBuilder	786	1,195

Operating loss	(2,979)	(4,609)

Financial expenses, net (Note 12B3)	114	5,358
Other income, net	-	(580)

Loss before taxes on income	(3,093)	(9,387)
Taxes on income	297	221

Loss from continuing operation	(3,390)	(9,608)
Net loss from discontinued operation )Note 13)	399	1,469

Net loss	(3,789)	(11,077)

Less: Net income attributable to noncontrolling interest	243	351

Net loss attributable to BluePhoenix	$(4,032)	$(11,428)

Loss per share - basic and diluted : From continued operation	$(0.34)	$(1.26)
From discontinued operation	$(0.03)	$(0.19)
Attributable to the shareholders	$(0.37)	$(1.45)
Weighted average shares outstanding, basic and diluted	10,770	7,897

BLUEPHOENIX SOLUTIONS LTD.

STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012
	(in thousands, except per share data)

Net loss	$(4,032)	$(11,428)
Other comprehensive income	-	-

Total comprehensive loss	(4,032)	(11,428)

Comprehensive income attributable to the non-controlling Interests	-	-
Comprehensive loss attributable to BluePhoenix Shareholders	$(4,032)	$(11,428)

BLUEPHOENIX SOLUTIONS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Share capital
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Cost of Company shares held by subsidiaries	Retained earnings (Accumulated deficit)	Non controlling interest	Total
	(in thousands, except shares)

Balance at January 1, 2012	6,310,978	$56	$126,544	$(1,537)	$(9,455)	$(100,764)	$751	$15,595

Net loss	-	-	-	-	-	(11,428)	351	(11,077)
Sale of subsidiary	-	-	-	-	-	-	(1,013)	(1,013)
Stock-based compensation	-	-	1,702	-	-	-	-	1,702
Conversions of loans and derivatives to equity	3,678,392	36	9,564	-	-	-	-	9,600
Exercise of warrants	76,758	*	282	-	-	-	-	282
Vested RSUs	563,125	5	(2,744)	-	2,739	-	-	-

Balance at December 31, 2012	10,629,253	97	135,348	(1,537)	(6,716)	(112,192)	89	15,089

Net loss	-	-	-	-	-	(4,032)	243	(3,789)
Stock-based compensation	-	-	599	-	-	-	-	599
Exercise of warrants	25,585	*	115	-	-	-	-	115
Issuance of shares, net	625,000	7	2,283	-	-	-	-	2,290
Vested RSUs	124,622	1	(4,633)	-	4,632	-	-	-

Balance at December 31, 2013	11,404,460	$105	$133,712	$(1,537)	$(2,084)	$(116,224)	$332	$14,304

*           Less than $1 thousand.

BLUEPHOENIX SOLUTIONS LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve months ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,789)	$(11,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	432	1,867
Decrease in accrued severance pay, net	(118)	(32)
Stock–based compensation	599	1,702
Change in fair value of derivatives and discount amortization	17	4,869
Gain on sales of subsidiaries and Appbuilder	(414)	(426)
Loss on sale of property and equipment	144	12
Changes in operating assets and liabilities:
Decrease in trade receivables	681	611
Decrease (increase) in other current assets	503	(676)
Decrease in trade payables	(419)	(1,268)
Increase (decrease) in other current liabilities and deferred revenues	(388)	126
Net cash used in operating activities	(2,752)	(4,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	4,077
Purchase of property and equipment	(19)	(111)
Proceeds from sale of property and equipment	-	50
Proceeds from sales of subsidiaries and Appbuilder (Appendix A)	800	3,959
Net cash provided by investing activities	781	7,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit and convertible notes, net	(216)	(1,687)
Exercise of warrants	40	120
Issuance of shares, net	2,290	-
Repayment of long term loan	(111)	(3,553)
Net cash provided (used in) by financing activities	2,003	(5,120)

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUVIALETS	32	(1,437)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,560	3,997
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,592	$2,560

BLUEPHOENIX SOLUTIONS LTD.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year ended December 31,
	2013	2012
	(in thousands)
Cash paid during the year for:
Income taxes	$88	$85
Interest	$24	$314

APPENDIX A – PROCEEDS FROM SALE OF SUBSIDIARIES AND APPBUILDER:

	Year ended December 31,
	2013	2012
	(in thousands)
Working capital, other than cash	$14	$1,340
Property and equipment	-	79
Intangible assets	-	377
Goodwill	-	1,737
Gain on sale of subsidiaries and AppBuilder	786	426

Total	$800	$3,959

Note 1 - Summary of Significant Accounting Policies:

A. General:

The significant accounting policies, applied on a consistent basis, are as follows:

1. The Company:

BluePhoenix Solutions Ltd. (“BluePhoenix”) (together with its subsidiaries, the “Company” or “we”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

BluePhoenix develops and markets enterprise legacy migration solutions and provides tools and professional services to international markets through several entities including wholly-owned subsidiaries located in: USA, UK, Italy, Romania and Israel.  These technologies and services allow business to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programing languages.

2. Accounting Principles:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.

3. Functional Currency:

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“dollar”). In addition, a substantial portion of the Company’s revenues and costs are incurred in dollars. Thus, the functional and reporting currency of the Company is considered to be the dollar.  The functional currency of all subsidiaries is the US dollar therefore there is no unrealized gain/loss.

Non-monetary transactions denominated in currencies other than the dollar are measured and recorded in dollar at the exchange rates prevailing at transaction date. Monetary assets and liabilities denominated in currencies other than the dollar are translated at the exchange rate on the balance sheet date. Transaction gain or losses on foreign currency translation are recorded in consolidated statement of operations.

4. Use of Estimates and Assumptions in the Preparation of the Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

B. Principles of Consolidation:

The consolidated financial statements include the accounts of BluePhoenix and its subsidiaries in which it has a controlling interest. Acquisition of subsidiaries is accounted for under the acquisition method. All intercompany balances and transactions have been eliminated upon consolidation. Non-controlling interests are included in equity.

Note 1 - Summary of Significant Accounting Policies (Cont.):

C.	Cash and Cash Equivalents:
Cash equivalents are considered by the Company to be highly-liquid investments, including inter-alia, short-term deposits with banks, which do not exceed maturities of three months at the time of deposit and which are not restricted.

D.	Restricted Deposit:
As of December 31, 2013, the Company’s balance sheet includes $35 thousand of restricted deposit, which was used as temporary collateral for the Company’s corporate credit card and fuel programs.  These funds were segregated from the Company’s operating cash.

E.	Allowance for Doubtful Accounts:
The Company establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. The allowance for doubtful accounts was based on specific receivables, which their collection, in the opinion of Company’s management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible.

F.	Property and Equipment, Net:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

%

Computers and peripheral equipment	20-33 (mainly 33)
Office furniture and equipment	6-15 (mainly 7)
Leasehold improvements	Over the shorter of lease term or the life of the assets
Motor vehicles	15

G.	Impairment of Long-Lived Assets:
The Company evaluates property and equipment and purchased intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the Years ending December 31, 2013 and 2012, no impairments losses have been identify.

Note 1 - Summary of Significant Accounting Policies (Cont.):

H.	Goodwill and other purchased intangible assets:
Goodwill and certain other purchased intangible assets have been recorded as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired.

Goodwill is not amortized, but rather is subject to an annual impairment test.  The Company is one operating segment and one reporting unit related to its overall IT modernization .The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

In 2013 and 2012, the company determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock exchange and an appropriate control premium. As of December 31, 2013 and 2012 market capitalization of the Company was significantly higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives of between 5 to 12 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the assets is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset (see also Note 1G). As of December 31, 2013 the company has no other intangible assets other than goodwill.

I.	Research and Development Costs:
Research and development costs are charged to the statement of income as incurred. ASC No. 985, “Software”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based on the Company’s product development process, technological feasibility is established when detailed program design is completed and verified. Costs incurred by the Company between completion of detailed program design and the point at which the products are ready for general release, have been insignificant. Therefore, all research and development costs have been expensed.

Note 1 - Summary of Significant Accounting Policies (Cont.):

J.	Stock-based Compensation:
In the past two years, the majority of the awards were of restricted stock units (“RSUs”). RSU’s are valued based on the market value of the underlying stock at the date of grant.  The Company also has a stock option plan.  Stock option awards are measured and recognized as compensation expense based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company makes several estimates, including the option’s expected life and the price volatility of the underlying stock.

The Company recognizes the estimated fair value of option-based awards and RSUs, net of estimated forfeitures, as stock-based compensation costs using the accelerated vesting method. For the years ended December 31, 2013 and 2012 the Company recorded stock-based and RSUs compensation costs in the amount of $0.6 million and 1.7 million, respectively.  On December 31, 2013, the total unrecognized stock-based and RSUs compensation costs amounted to $1 million, and are expected to be recognized over the next 3 years.

K.	Revenue Recognition:
Revenues derived from direct software license agreements are recognized in accordance with FASB ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable and persuasive evidence of an arrangement exists.

The Company recognizes revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance period.

When a project involves significant production, modification or customization of software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-35-25. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. The Company recognizes contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in the Company’s contracts.

On December 31, 2013, approximately $1.2 million of the accounts receivable balance was unbilled due to the customer’s payment terms. On December 31, 2012, the amount of unbilled revenue was $786 thousand.  The Company presents revenues from products and revenues from services in separate line items.

The product revenues line item includes revenues generated from standalone software products. In the services revenue line item, the Company includes (i) revenues generated from maintenance and consulting fees, (ii) revenues accounted for pursuant to ASC 605-35-Tax collected from customers and remitted to governments authorities (including VAT) are presented in income statement on a net basis.

L.	Advertising Costs:
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $109 thousand and $10 thousand , respectively.

Note 1 - Summary of Significant Accounting Policies (Cont.):

M.	Income Taxes:
Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates of the specific temporary differences.

The Company applied ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

N.	Earnings (loss) Per Share:
Earnings (loss) per share (“EPS”) were computed in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). ASC 260 requires the presentation of both basic and diluted EPS.

Basic net earnings per share are computed based on the weighted average number of ordinary shares outstanding during each year (including fully vested RSUs), net of treasury shares. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year (see also Note 12C). Since the Company incurred net loss during the periods presented, no diluted EPS was presented as all the potential ordinary shares were anti-dilutive.

O.	Financial Instruments:
1.     Concentration of credit risks:

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts, and trade receivables.

The Company holds cash and cash equivalents, and deposit accounts at large banks in Israel, the United States, and Europe, thereby substantially reducing the risk of loss.

The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts and generally does not require collateral. An appropriate allowance for doubtful accounts is included in the accounts.

2.     Fair value measurement:

The Company measures fair value and discloses fair value measurements for financial and non-financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Note 1 - Summary of Significant Accounting Policies (Cont.):

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

P.	Comprehensive Income (loss):
Comprehensive income (loss), net of related taxes where applicable, includes only net income.

Q.	Derivative Instruments:
The Company uses foreign currency options, forward exchange contracts to assist in managing financial risks in order to minimize the currency exposure on identifiable assets and liabilities in currencies other than the functional currency. The Company does not use derivative financial instruments for speculative purposes. These instruments are recognized at fair value, with all changes in fair value recorded in current period earnings, as these transactions have not been designated by management as hedging instruments. The net loss recognized in earnings during 2012, representing the derivative instruments was $4 thousand.

As of December 31, 2013 and 2012, the Company does not have open forward and option exchange contracts.

The cash flows associated with the derivative are reflected as cash flows from operating activity in the statement of cash flows.

R.	Treasury Shares:
In the past, the Company repurchased its ordinary shares from time to time on the open market and they are currently held as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity. When treasury shares are used as consideration for share based payment the reduction is based on average purchase cost.

S.	Derivative Liabilities - Warrants:
In connection with , determining whether an instrument (or embedded feature) is indexed to an Entity’s own stock, “ASC 815-40-15,(formerly EITF 07-05), the Company determined that the warrants issued at several occasions (ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and therefore should be recorded as a derivative financial liability for pursuant FASB ASC Topic 815 “Derivative and Hedging” (ASC 815-40-25). See also note 10A3

Note 1 - Summary of Significant Accounting Policies (Cont.):

T.	Contingent Assets:
The company’s accounting policy is to recognize the contingent consideration in earnings only following the contingency is being resolved in accordance with ASC 450.

U.	Recently Issued Accounting Pronouncements:
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires that a non-recognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This net presentation is required unless a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is assessing whether the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued guidance on accounting for the release of a cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets and provides guidance for the acquisition in stages of a controlling interest in a foreign entity. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is assessing whether the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2 - Certain Transactions:

In order to concentrate on the Company’s core business, the Company has divested some non-core businesses.  Additionally, we have entered other agreements as explained below to obtain financing.

A.	Sale of BridgeQuest, Inc.:
In November 2012, the Company announced the initiation of the sale of the operations of  BridgeQuest, Inc. and its relevant subsidiary, which was completed in February 2013.

Total consideration for BridgeQuest, Inc. was $6.5 thousand. In addition, as part of the agreement, the Company expected to receive additional amounts upon collection of existing account receivables of BridgeQuest, Inc. collected by the purchaser following the transaction. BridgeQuest, Inc. met the definition of a component. Accordingly, the results of operations in the statement of operations and prior period’s results have been reclassified accordingly.

As a result, the company recorded capital loss of $372 thousand (See also note 13).

B.	Conversion of loans:
On March 19, 2012, the Company entered into a series of agreements that became effective on May 4, 2012 with three of the Company’s shareholders:  Lake Union, Prescott and Columbia, or the three shareholders, which include the following:

Note 2 - Certain Transactions (Cont.):

An Assignment and Assumption Agreement pursuant to which the rights and obligations of the lenders with respect to a $5 million loan granted to us in April 2011 and was due in May 2012, by a financial institution and other lenders, were purchased by the three shareholders in equal shares, subject to certain terms and conditions that will be effective following May 2012:

•	Due date on May 1, 2014 with a principal of 5 $ million and a quarterly interest rate of 6% per annum.
•
Accrued interest can be converted every three months either by the lenders or by the company into the company’s ordinary shares. Upon conversion of the accrued interest, the number of shares will be determined according to the lower of 20-day volume weighted average price per share (three trading-days prior to the payment date- every quarter) or $3 per share.

•
Principal and accrued interest can be converted only by the lenders into the company’s ordinary shares within 120 days of the closing date, upon conversion, the number of shares will be determined according to the lower of 30-day volume weighted average price per share (three trading-days prior to the closing date) and $3 per share.

•
Following 120 days in case of no conversion of the principal, the lenders will be entitled to the issuance of 18.7% of the Company’s outstanding share capital as of the date of issuance. Following 120 days in case of no conversion of the principle the conversion rate will be changed, and the number of shares upon conversion will be based only on a price of $3 per share.

In addition, the three shareholders provided to us a $500 thousand bridge loan for one year bearing nominal interest of 7% per annum. The principal and the accrued interest can be converted into shares according to the lower of 30-day volume weighted average price per share prior to closing or 3$ per share.

The company concluded that the conversion option is to be bifurcated and accounted for as an embedded derivative. The fair value of the derivative upon closing amounted to $3.7 million.

During the second quarter of 2012 the three shareholders exercised their conversion right with respect to the two loans as abovementioned (within the 120 days period), and accordingly, the Company issued to Lake Union 1,221,027 ordinary shares, to Prescott 1,230,820 ordinary shares and to Columbia 1,226,545 ordinary shares based on the $1.56 per share which is the 30-day volume weighted average price per share prior to closing. Upon conversion the principal and accrued interest net of discount and the derivative amounted to $9.6 million were classified to equity.

An additional loan of up to $1.5 million bearing an interest at a rate of 8% per annum could be extended by the three shareholders until April 3, 2013 including conversion rights, insofar as so mutually agreed by the parties.

The company filed a registration statement on Form F-3 to cover the resale of the ordinary shares issued upon conversion of the abovementioned loans and interest accrued thereon. The registration statement became affective in February 2013.

C.	Sale of KMS and TIS:
In June 2012, the company sold its holdings in BluePhoenix Knowledge Management Systems Ltd. (“KMS”), for a consideration of $550 thousand. As a result, the company recorded a loss of $1,123 thousand. As part of the loss recognized from the sale, the company realized goodwill in the amount of $391 thousand based on the relative fair value of KMS and the portion of the reported unit to be retained.

In March 2012, as part of terminating the Company business in Cyprus, the Company sold the holdings in TIS together with our holdings in another subsidiary in Cyprus for a consideration of $72 thousand. As a result, the company recorded a capital loss of $30 thousand.

Note 2 - Certain Transactions (Cont.):

D.	Liacom:
In May 2012, the Company completed the sale of its entire 51% share holdings in Liacom Systems Ltd, for an aggregate consideration of $1.75 million. This sale was part of the Company strategic plan to focus on the legacy modernization business. The proceeds from the sale were used to repay loans. Liacom met the definition of a component. Accordingly, the results of operations in the statement of operations and prior period’s results have been reclassified accordingly (see also Note 13). As part of the sale, the company realized goodwill in the amount of $1.3 million based on the relative fair value of Liacom and the portion of the reported unit to be retained. The capital loss recorded upon sale of Liacom amounted to $703 thousand and is part of the discontinued operation.

E.	Sale of AppBuilder Technology:
In December 2011, the Company entered into an agreement with Magic Software Enterprises Ltd., pursuant to which we sold to Magic our AppBuilder technology. The net consideration for the AppBuilder was $12.5 million, of which approximately $3.8 million was deposited in escrow. The release of the escrow funds is subject to the fulfillment of certain conditions and therefore is not recorded as an asset (See also Note 1T).  During 2012 and 2013, $2.7 million and $ 0.9 million were released from the escrow.

Note 3 - Fair Value Measurement:

Items carried at fair value as of December 31, 2013 and 2012 are classified in the table below in one of the three categories described in Note 1O2.

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,592	$-	$-	$2,592
Restricted cash	35	-	-	35
Derivatives liabilities - warrants	-	(311)	-	(311)

	$2,627	$(311)	$-	$2,316

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,560	$-	$-	$2,560
Restricted cash	33	-	-	33
Derivatives liabilities - warrants	-	(370)	-	(370)

	$2,593	$(370)	$-	$2,223

Note 4 - Property and Equipment, Net:

Composition of property and equipment, grouped by major classifications:

	December 31,
	2013	2012
	(in thousands)
Cost:
Computers and peripheral equipment	$8,601	$8,604
Office furniture and equipment	529	611
Leasehold improvements	269	465
Motor vehicles	23	56

	9,422	9,736

Accumulated Depreciation:
Computers and peripheral equipment	8,354	8,244
Office furniture and equipment	434	473
Leasehold improvements	331	429
Motor vehicles	16	28

	9,135	9,174

	$287	$562

Depreciation expenses totaled $155 and $276 thousand for the years ended December 31, 2013 and 2012, respectively.

Note 5 - Goodwill:

The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
Balance as of January 1.
Goodwill	$54,316	$56,053
Goodwill related to sale of subsidiaries		(1,737)
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	12,501	12,501

Balance as of December 31
Goodwill	54,316	54,316
Accumulated impairment losses at the end of the period	(41,815)	(41,815)

	$12,501	$12,501

Note 6 - Intangible Assets and Others, Net:

Composition:

	Useful	December 31,
	life	2013	2012
	years	(in thousands)
Original amount:
Technology	5	$46,266	$46,266
Customer related intangible assets	5-8	4,968	4,968

		51,234	51,234
Accumulated amortization:
Technology		46,266	46,239
Customer related intangible assets		4,968	4,718

		51,234	50,957

		$-	$277

*
Amortization of intangible assets amounted to $277 and $1,532 thousand for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there will be no more additional amortization going forward as all other intangible assets were fully amortized.

Note 7 - Accrued Severance Pay, Net:

A.	Accrued Liability:
The Company is liable for severance pay to its employees pursuant to the applicable local laws prevailing in the respective countries of employment and employment agreements. For Israeli employees, the liability is partially covered by individual managers’ insurance policies under the name of the employee, for which the Company makes monthly payments. The Company may make withdrawals from the managers’ insurance policies only for the purpose of paying severance pay.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:
	December 31,
	2013	2012
	(in thousands)

Accrued severance pay	$1,063	$1,150
Less - amount funded	773	742

	$290	$408

B.	Expenses:
The expenses related to severance pay for the years ended December 31, 2013 and 2012, were $137 and $310 thousand, respectively.

Note 8 - Loans from Banks and Others:

A.	Short Term Loans:

1.
The Lenders:  In April 2011, the Company entered into a loan agreement with a financial institution and other lenders, referred to collectively as the lenders, pursuant to which the Company borrowed from the lenders $5 million, due within one year and bearing interest at a rate of 3.25% per annum, and an increased interest rate in case of non-compliance with the Company’s obligations to the lenders under the loan agreement.

The maturity date of the loan was in May 2012. In consideration for the loan, the Company issued to the lenders 169,000 ordinary shares of the Company. The shares were issued under Regulation S and were subject to a lock-up period of 90 days from the date of issuance.   There is no balance account associated with the loan as of December 31, 2013.

In accordance with ASC 470 “Debt” the Company allocated the total proceeds between the loan and the shares based on their relative fair value at the closing date. The discount arose from this allocation amounted to $1 million at the closing and was amortized using the interest method over the term of loan. As of December 31, 2011, the unamortized discount amounted to $0.3 million. The principal of $5 million less the unamortized discount was presented on a Net basis as short term bank credit.

As to the assignment of the loan in March 2012 to the Company’s shareholders – see Note 2A.

There is no balance account associated with the loan as of December 31, 2012 and 2013.

B.	Long Term Loans from Banks and other
Composition:

			December 31,
			2013	2012
	*Average Interest rate as of December 31, 2013	Linkage	Total long-term liabilities net of current portion
	%	Basis	(in thousands)
Ministry of Production in Italy (Note 9 A4)	0.87	€	$202	$210
Due to Banks	Libor + 4.4	$	-	288
Less - current portion			(40)	(217)

			$162	$281

* The interest is paid on a quarterly basis.

Note 8 - Loans from Banks and Others (Cont.):

C.	Long-term Loans from Banks and Other are due as follows:
	December 31,
	2013	2012
	(in thousands)

First year (current portion)	$40	$217
Second year	40	121
Third year	40	39
Fourth year and thereafter	82	121

Total	$202	$498

D.	Credit Facility

In October 2013, our subsidiary, BluePhoenix Solutions USA, Inc., entered into a loan agreement with Comerica Bank.  As of December 31, 2013, we have not borrowed any amount under this credit facility.  The principal terms of the agreement are as follows:

•	non-formula revolving line in the amount up to $500,000 backed by a guarantee;
•	borrowing base (accounts receivable based) loan in the amount up to $500,000;
•	both the non-formula revolving line and borrowing base loan are at market based interest rates based on Prime + a margin; and
•	one year commitment.

There are no financial covenants.  There are some restrictions on cash balances to be held within banks other than Comerica.  As of December 31, 2013, we were in compliance with these restrictions.

Note 9 - Commitments and Contingencies:

A.	Commitments:
1.
Lease. The Company leases its offices, vehicles and, other equipment under various operating lease agreements. Rent expenses for the years ended December 31, 2013 and 2012 were $253 and $760 thousand, respectively. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2013 were as follows:

	Office Facilities	Vehicles, Equipment, and Other
	(in thousands)
Fiscal 2014	$123	$75
Fiscal 2015	25	19
Fiscal 2016	-	6
Fiscal 2017	-	-

	$148	$100

Note 9 - Commitments and Contingencies (Cont.):

2.
Chief Scientist. One of the Company’s subsidiaries has entered into an agreement with the OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2013, the contingent liability that was not recognized amounted to $264 thousand.

3.
Ministry of Production in Italy. In July 2007, the Company’s subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2013 the remaining loan balance was $202 thousand.

B.	Contingencies:
1.
The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 “Contingencies”. At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

Note 10 - Equity:

A.	Share Capital:
1.
On January 31, 1997, the Company’s ordinary shares were first offered in an initial public offering. Since this transaction, the Company’s shares have been traded in the United States on the NASDAQ Global Market. Their current symbol is “BPHX.”

In January 2001, the Company’s ordinary shares were listed for trading on the Tel-Aviv stock Exchange under the “Dual Listing” arrangement. On September 11, 2012, the Company reported the voluntary delisting of its ordinary shares from trading on the Tel Aviv Stock Exchange, which delisting became effective on December 13, 2012.

Ordinary shares confer upon their holders the rights to receive notice to participate and vote in general meeting of the Company, and the right to receive dividends if declared. In 2009, the Company’s board of directors and shareholders approved the increase of the authorized share capital to NIS40,000,000  comprised of 40,000,000 ordinary shares of NIS 0.01 par value each.

In 2012, the authorized number of shares was increased from 10,000,000 to 17,500,000 shares.

In November 2013, the Company issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund, G.P. at a price per ordinary share of $4.00 in a private placement.  The Company received aggregate gross proceeds of $2.5 million. Issuance expenses amounted to $210 thousand the issuance of such shares was exempt from registration in reliance on Section 4(2) of the Securities Act for transactions not involving any public offering. There were no underwriting discounts or commissions in connection with such offering.

Note 10 – Equity (Cont.):

From and after the Closing Date until the earlier of (i) the second anniversary of the Closing Date, or (ii) to the consummation of a Qualified Financing of $5 million as set forth in the agreement if the Company, sells or issues Ordinary Shares or securities exercisable or convertible into Ordinary Shares for a price per share less than $4 than additional shares will be issued to the investors based on a Formula set forth in the agreement. The company analyzed this anti-dilution feature and concluded that (i) it is not a free standing instrument and (ii) it should be bifurcated as an embedded derivative. The Company classified the share in shareholder equity.

2.
As of December 31, 2013, the Company holds a total of 56,070 of its shares in a total consideration of $2.1 million. All of the Company’s ordinary shares have equal voting rights. However, under applicable Israeli law, the shares held by the Company have no voting rights and, therefore, are excluded from the number of its outstanding shares. Since 2010, the Company uses these treasury shares for the issuance of shares pursuant to exercise of options and vested RSUs to meet the Company’s common stock requirements for its stock benefit plans. In March 2008, the board of directors approved two buy-back programs. Under the buy-back programs, the Company may purchase its shares from time to time, subject to market conditions and other relevant factors affecting the Company. In 2009, the Company repurchased 11,249 of its shares for an aggregate amount of $1.7 million under the buy-back programs.

3. Derivative liability- warrants:

As part of a private placement transaction of shares and warrants in 2009, the Company has warrants to purchase 102,343 ordinary shares outstanding, as of December 31, 2013 with an exercise price of $1.56. The warrants are exercisable during a 5-year period from October 2009. As a result of anti-dilution protection, the warrants were not considered  indexed to the Company’s own stock and (ratchet down of exercise price based upon lower exercise price in future offerings), and therefore recorded at issuance date as a derivative financial liability pursuant to FASB ASC Topic 815 “ Derivative and Hedging” (ASC 815-40-25). The Company measured the fair value of the outstanding warrants at issuance and at the balance sheet date using a Black-Scholes valuation model. The fair value of these warrants as of December 31, 2013 amounted to $311 thousand.

B.	Share Options:

1. Employee Share Option Plans:

Stock-based compensation plans comprise employee stock option plans and restricted stock units (“RSUs”) to employees, officers and directors. The purpose of the plans is to enable the Company to attract and retain qualified personnel and to motivate such persons by providing them with an equity participation in the Company.

As of December 31, 2013, the Company has two share-based compensation plans: (a) the 1996 Share Option Plan, and (b) the 2007 Award Plan. Both plans are described below. The compensation costs that were charged to income for those plans amounted to $0.6 million and $1.7 million for 2013 and 2012, respectively.

In 1996, the Company adopted two option plans (the 1996 Share Option Plan). One of these option plans was terminated after all options granted under it were exercised. Pursuant to the other 1996 option plan, as amended, the Company reserved 1,050,000 ordinary shares for issuance to directors, officers, consultants and employees of the Company and its subsidiaries. The exercise price of the options granted under the 1996 option plan ranges from $1.8 to $24. As of December 31, 2013, 32,424 stock options remain available for future awards.

Note 10 – Equity (Cont.):

B. Share Options (Cont.):

1. Employee Share Option Plans (Cont.):

Under the 1996 option plan, unless determined otherwise by the board, options vest over a three to four years period from the date of grant and expire 10 years after grant date. Unvested options are forfeited 30-90 days following termination of employment. Any options that are forfeited before expiration become available for future grants.

The following table summarizes information about share options outstanding and exercisable as of December 31, 2013:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2013	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2013	Exercise Price
	Years		$
300,000	8.32	175,005	1.80
70,000	9.28	21,389	3.87
40,000	9.39	7,777	4.15
6,250	5.60	6,250	10.16
6,250	6.25	6,250	10.20
10,000	5.60	10,000	11.08
7,600	2.00	7,600	20.00
1,489	0.42	1,489	24.00

441,589		235,760

Data related to the share option plan as of December 31, 2013 and 2012 and changes during the years ended on those dates are as follows:

Note 10 - Equity (Cont.):

B.    Share Options (Cont.):

1.     Employee Share Option Plans (Cont.):

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$

Options outstanding at the beginning of year	351,287	3.48	283,117	13.40

Changes during the year:
Granted	110,000	3.97	300,000	1.80
Exercised	-		-
Forfeited	(19,698)	12.95	(231,830)	13.40

Options outstanding at end of year	441,589		351,287

Options exercisable at year-end	235,760		120,037

Weighted-average fair value of options granted during the year*	$ 2.45		$1.13

*
The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2013 – 69% and 2012 –70%; risk-free interest rate: 2013 – 1.15% and 2012 – 1.44%; and expected life: 2013 – 6.06 years and 2012 – 6.5 years.

As of December 31, 2013, the intrinsic value for outstanding options was $ 229 thousand. There were no exercise of options in 2013 and 2012.

The Company is required to assume a dividend yield as an input in the Black-Scholes model. The dividend yield assumption is based on the Company’s historical experience and expectation of future dividends payouts and may be subject to change in the future.

The Company uses historical volatility in accordance with FASB ASC Topic 718, “Compensation - stock compensation”. The computation of volatility uses historical volatility derived from the Company’s exchange-traded shares.

Note 10 - Equity (Cont.):

B.   Share Options (Cont.):

1. Employee Share Option Plans (Cont.):
The risk-free interest assumption is the implied yield currently available on U.S. Treasury zero-coupon bonds, issued with a remaining term equal to the expected life term of the Company’s options.

Pre-vesting rates forfeitures are approximately 15% and were estimated based on pre-vesting for feature experience.

The Company uses the simplified method to compute the expected option term for options granted.

2. Restricted Share Units (RSU):
In 2007, the Company adopted the 2007 Award Plan (RSU plan). In 2013 and 2012, under the RSU plan, as amended, the Company granted 248,998 and 788,714 RSUs, respectively. Under the RSU plan, unless determine otherwise by the board of directors, RSUs vest over a three years period from the date of the grant.  Approved for immediate vesting on grant date were 33,998 and 367,712 RSUs in 2013 and 2012, respectively.

Data related to the restricted stock units as of December 31, 2013 and 2012 and changes during the year were as follows:

	Year ended December 31,
	2013	2012

RSUs outstanding at the beginning of the year	192,923	57,497
Changes during the year:
Granted *	248,998	788,714
Vested	(124,622)	(563,125)
Forfeited	(45,431)	(90,163)

RSUs outstanding at the end of the year	271,868	192,923

Weighted Average fair value at grant date	$4.09	$2.57

*
The fair value of RSUs is established based on the market value of the Company’s stock on the date of the award. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method.

C.    Dividends:
The Company has not paid any cash dividends on its ordinary shares in the past and does not expect to pay cash dividends on its ordinary shares in the foreseeable future.

Note 11 - Income taxes:

A.    Basis of taxation:
The Company and its subsidiaries are subject to tax in many jurisdictions and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. The Company believes that its accruals for tax liabilities are adequate for all open years. The Company considers various factors in making these assessments, including past history, recent interpretations of tax law, and the specifics of each matter. Non-Israeli subsidiaries are taxed according to the tax laws in their respective country of residence.

Note 11 - Income taxes (Cont.):

The Company elected to compute its taxable income in accordance with Income Tax Regulations (Rules for

Accounting for Foreign Investors Companies and Certain Partnerships and Setting their Taxable Income), 1986. Accordingly, the Company’s taxable income or loss is calculated in U.S. dollars. Applying these regulations reduces the effect of foreign exchange rate (of NIS against the U.S. dollar) on the Company’s Israeli taxable income.

Taxable income of Israeli companies is subject to tax at the rate of 25% in 2012 and 2013. Commencing fiscal year 2014 the Israeli corporate rate will increase to 26.5%

B.    Deferred tax assets and liabilities:
Deferred tax reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2013 and 2012, the Company’s deferred taxes were in respect of the following:
	December 31,
	2013	2012
	(in thousands)

Net operating losses carry forwards	$29,446	$28,617
Provisions for employee rights and other temporary differences	74	70

Deferred tax assets before valuation allowance	29,520	28,687
Valuation allowance	(29,520)	(28,687)

Deferred tax assets	-	-
Deferred tax liability	-	-

Deferred tax assets (liability), net	$-	$-

C.   Loss before Income Taxes is composed as follows:

	Year ended December 31,
	2013	2012
	(in thousands)

Domestic (Israel)	$(3,073)	(22,124)
Foreign	(20)	12,737

	$(3,093)	(9,387)

Note 11 - Income taxes (Cont.):

D.           Provision For Taxes:

	Year ended December 31,
	2013	2012
	(in thousands)
Current:
Domestic (Israel)	$-	$-
Foreign	36	54

	36	54
* Taxes related to prior years Deferred:	261	167
Deferred taxes, net	-	-

Total provision for income taxes	$297	$221

*	In 2013 and 2012, mainly related to withholdings tax for prior years that cannot be realized due to liquidation of subsidiaries as non-future estimated taxable income.

E.	Uncertain Tax Position:
The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2013 and 2012. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

F.	A reconciliation between statutory tax to effective tax, assuming all income is taxed at the regular rates and the actual tax expense is as follows:

	December 31,
	2013	2012
	(in thousands)
Loss before income taxes, per consolidated statements of income	$(3,096)	$(9,387)

At the principal tax rate of the group (25% in 2012 and 2013)	(774)	(2,347)
Decrease in taxes resulting from the following differences:
Carry-forward losses for which the Company provided valuation allowance	833	2,465
Effect of different tax rates in foreign subsidiaries	(53)	(109)
Taxes related to previous years	261	167
Non-deductible expenses	30	45

Income tax expense (benefit) in the consolidated statements of income for the reported year	$297	$221

Effective tax rate	-	-

Note 11 - Income taxes (Cont.):

G.    Tax Losses:
The Company and its subsidiaries have NOL carry forwards for income tax purposes as of December 31, 2013 of approximately $86 million with no expiration date. $73 million were generated in Israel and the rest outside of Israel.

H.    Tax Assessments:
The Company received final tax assessments in Israel through tax year 2008.

Note 12 - Supplementary Financial Statement Information:

A.    Balance Sheets:
1.   Trade Accounts Receivables:
	December 31,
	2013	2012
	(in thousands)

Trade accounts receivable	$2,140	$2,623
Less allowance for doubtful accounts	(180)	(178)

	$1,960	$2,445

For the years ended December 31, 2013 and 2012, the Company charged expenses for doubtful accounts amounted to $2 and  $178 thousand , respectively.

For the years ended December 31, 2013 and 2012, the Company deducted from the allowance (bad debts) $0 and $91 thousand, respectively.

2. Other Current Assets:

	December 31,
	2013	2012
	(in thousands)

Prepaid expenses	$114	$240
Short-term lease deposits	24	42
Government departments and agencies	101	299

	$239	$581

3.  Accounts Payable and Accruals - Other:

	December 31,
	2013	2012
	(in thousands)

Government departments and agencies	$-	$160
Employees and wage-related liabilities	745	602
Accrued expenses and other current liabilities	157	188

	$902	$950

Note 12 - Supplementary Financial Statement Information (Cont.):

4. The Company’s Long-lived Assets are as Follows:

	December 31,
	2013	2012
	(in thousands)

Israel	$77	$342
U.S.A.	91	126
Europe and other	119	125

	$287	$593

Long-lived assets information is based on the physical location of the assets at the end of each of the fiscal years. It is comprised from the Company’s property and equipment and technology intangible asset. The Company does not identify or allocate goodwill by geographic areas.

B.   Statements of Operations:

1. Geographic Areas Information:
Sales: Classified by Geographic Areas:

The Company adopted FASB ASC Topic 280, “segment reporting”. The Company operates in one operating segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of end customers.

The following present total revenues for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
	(in thousands)

North America	$4,147	$3,182
Europe	2,465	4,488
Israel	1,791	1,382
Other	134	1,572

	$8,537	$10,624

2. Principal Customers:
There was one customer that represented 13.9% of the Company’s total revenue in 2013. There were two customers that represented 14.3% and 11.7% of the Company’s total revenues in 2012.  There were no customers that represented more than 10% of total revenues for the fiscal year 2011.

There is one customer that represented more than 10% of total trade receivables at December 31, 2013. There were three customers that represented more than 10% of total trade receivables at December 31, 2012.

Note 12 - Supplementary Financial Statement Information (Cont.):

3.     Financial Expenses, Net:

	Year ended December 31,
	2013	2012
	(in thousands)

Interest income	$-	$8
Foreign currency translation adjustments (see Note 1A3)	(43)	(186)
Interest expense	(54)	(308)
Forward derivatives and realized gain on marketable securities	-	(3)
Change in fair value of warrants, derivatives and discount amortization	(17)	(4,869)

	$(114)	$(5,358)

C.    Earnings per Share:
Basic and diluted loss per share (“EPS”) was computed based on the average number of shares outstanding during each year. No effect was given to potential instruments such as: share options unvested, RSUs and warrants since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share attributable to BluePhoenix:

	Year ended December 31,
	2013	2012
	(in thousands)
1. Numerator:
Amount for basic and diluted loss per share	$(4,032)	$(11,428)

2.* Denominator:
Denominator for basic net loss per share - weighted average of shares	10,770,142	7,896,557

Effect of dilutive securities	-	-

Denominator for diluted net earnings per share - weighted average shares and assuming dilution	10,770,142	7,896,557

Basic and diluted loss per share attributed to BluePhoenix Shareholders	$(0.37)	$(1.45)

Note 13 - Discontinued Operation:

In May 2012, the Company completed the sale of its 51% share holdings in Liacom Systems Ltd., referred to as Liacom, for an aggregate consideration of $1.75 million. This sale was part of the Company strategic plan to focus on the legacy modernization business. Liacom met the definition of a component. Accordingly, the results of operations in the statement of operations and prior periods’ results have been reclassified accordingly. The capital loss recorded upon sale of Liacom amounted to $703 thousand.

Note 13 - Discontinued Operation (Cont.):

In February 2013, the Company completed the sale of the operations of BridgeQuest, Inc. and its relevant subsidiary. Total consideration for BridgeQuest, Inc. was $6.5 thousand. In addition, as part of the agreement, the Company received additional amounts upon collection of existing account receivables of BridgeQuest, Inc. collected by the purchaser following the transaction. BridgeQuest, Inc.  met the definition of a component. Accordingly, the results of operations in the statement of operations and prior period’s results have been reclassified accordingly. As the transaction was completed following the balance sheet date, in February 2013, assets and liabilities associated with BridgeQuest, Inc. were presented as held for sale in the December 31, 2012 balance sheet.

The following is the composition from discontinued operation:

	Year ended December 31,
	2013	2012
	(in thousands, except per share data)

Revenues	$-	$9,243

Cost of revenues	16	7, 510

Gross profit	(16)	1, 733

Research and development costs	-	1, 118

Selling, general, and administrative expenses	2	1,331

Loss on realization of shareholdings	372	740

Operating profit	(390)	(1,456)
Financial expenses, net	9	1

Loss before provision for income taxes	(399)	(1,457)
Provision for income taxes	-	12

Net loss	$(399)	$(1,469)

Herein are the following major classes of assets and liabilities associated with BridgeQuest, Inc. as of December 31, 2012:

December 31,
2012
(in thousands)
Assets:
Cash and cash equivalents	$9
Account Receivable	535
Long term assets	247
Total Assets	791
Liabilities:
Account Payables	467
Long term liabilities	-
Total Liabilities	467

$324