Form 10-Q
period 2014-03-31
BLUEPHOENIX SOLUTIONS LTD
filed 2014-05-08
CIK 1029581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  333-06208

BLUEPHOENIX SOLUTIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)
601 Union Street, Suite 4616 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (206) 395-4152

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 5, 2014, there were 11,467,586 shares of the registrant’s ordinary shares outstanding.

BluePhoenix Solutions Ltd

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” “BluePhoenix” refer to BluePhoenix Solutions Ltd. and its subsidiaries unless otherwise indicated. The names BluePhoenix™ and BluePhoenix™ CTU, appearing in this report are trademarks of BluePhoenix. Other trademarks in this report are owned by their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS
Current Assets:

Cash and cash equivalents	$871	$2,592
Restricted cash	12	35
Trade accounts receivable, net	2,469	1,960
Other current assets	310	239

Total Current Assets	3,662	4,826

Non-Current Assets:

Property and equipment, net	288	287
Goodwill	12,501	12,501

Total Non-Current Assets	12,789	12,788

TOTAL ASSETS	$16,451	$17,614

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$40	$40
Trade accounts payable	902	886
Deferred revenues	394	719
Other current liabilities	754	902

Total Current Liabilities	2,090	2,547

Non-Current Liabilities

Accrued severance pay, net	276	290
Loans from others	162	162
Derivative liabilities - warrants	285	311

Total Non-Current Liabilities	723	763

Total Equity	13,638	14,304

TOTAL LIABILITIES AND EQUITY	$16,451	$17,614

The accompanying notes are an integral part of the consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
	Unaudited

Revenue	$1,871	$2,198
Cost of revenue	982	1,090
Gross profit	889	1,108

Research and development costs	335	347
Selling, general and administrative expenses	1,414	1,509
Less: Gain on sales of subsidiaries and Appbuilder	-	845

Total operating expenses	1,749	1,011

Operating profit (loss)	(860)	97

Financial income (expense), net	30	(73)

Profit (loss) before taxes	(830)	24

Taxes on income	18	48

Net loss from continued operation	(848)	(24)

Net loss from discontinued operation	-	399
Net loss	(848)	(423)

Net result attributed to noncontrolling interests	75	177

Loss attributed to BluePhoenix shareholders	$(923)	$(600)
Loss per share:
From continued operation- basic and diluted	$(0.08)	$(0.02)
From discontinued operation- basic and diluted	-	$(0.04)
Attributed to the shareholders	$(0.08)	$(0.06)
Shares used in per share calculation:
Basic and diluted	11,416	10,659

The accompanying notes are an integral part of the consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three months ended March 31,
	2014	2013
	Unaudited

Net loss	$(848)	$(423)
Other comprehensive income	-	-

Total comprehensive loss	(848)	(423)

Comprehensive result attributable to the non-controlling interests	75	177
Comprehensive loss attributable to BluePhoenix shareholders	$(923)	$(600)

The accompanying notes are an integral part of the consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2014	2013
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(848)	$(423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	127
Decrease in accrued severance pay, net	(14)	(9)
Stock–based compensation	182	148
Change in fair value of derivatives	(26)	2
Gain on sales of subsidiaries and Appbuilder	-	473
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(509)	148
Increase in other current assets	(48)	(102)
Increase (decrease) in trade payables	16	(178)
Decrease in other current liabilities and deferred revenues	(473)	(368)

Net cash used in operating activities	(1,682)	(1,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39)	(6)
Proceeds from sales of subsidiaries and Appbuilder	-	800

Net cash provided by (used in) investing activities	(39)	794

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit and convertible notes, net	-	(121)

Net cash used in financing activities	-	(121)

NET CASH DECREASE IN CASH AND CASH EQUVIALETS	(1,721)	(455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,592	2,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$871	$2,105

The accompanying notes are an integral part of the consolidated financial statements.

BluePhoenix Solutions Ltd.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Unaudited

Note 1 – Summary of Significant Accounting Policies:

A.	The Company:

BluePhoenix Solutions Ltd. (“BluePhoenix”) (together with its subsidiaries, the “Company”, "we"), “us” or “our” is a public company incorporated in Israel, which operates in one operating segment of information technology ("IT") modernization solutions.

The Company develops and markets unique enterprise legacy lifecycle IT modernization solutions and provides tools and professional services to selected customers. The Company manages its business in various international markets through several entities, including its wholly-owned and majority owned subsidiaries located in: United States (where its headquarters are located), United Kingdom, Italy, Romania and Israel.

B.	Recently Issued Accounting Pronouncements

New accounting standards that are applicable to the period:

On January 1, 2014 we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.

On January 1, 2014 we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a significant impact on the presentation of our results of operations or financial position.

New accounting standards issued and still not applicable for the period:

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations in subtopic 205-20 as well as the related disclosures. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The company does not expect material impacts on the consolidated financial statements upon adoption.

C.	Unaudited interim consolidated financial statements:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

D.	Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

E.	Principles of consolidation

The consolidated financial statements include the Company's and its subsidiaries financial statements.  The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights, are taken into account. Intercompany transactions and balances are eliminated upon consolidation.

Note 2 – Goodwill:

The change in the carrying amount of goodwill for the three months ended March 31, 2014 is as follows:

	March 31,	December 31,
	2014	2013
	Unaudited	Audited
	(in thousands)

Balance as of January 1.	$54,316	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

Balance at end of period	$12,501	$12,501

Note 3 – Fair Value Measurements:

The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing that have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

Financial assets and liabilities measured at fair value as of March  31, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	March 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$871	$-	$-	$871
Restricted cash	12	-	-	12
Derivative liability - warrants	-	(285)	-	(285)
	$883	$(285)	$-	$598

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,592	$-	$-	$2,592
Restricted cash	35	-	-	35
Derivative liability - warrants	-	(311)	-	(311)
	$2,627	$(311)	$-	$2,316

Note 4 – Commitments and Contingencies:

A.	Commitments:

Chief Scientist. One of the Company’s subsidiaries has entered into agreements with the Israel’s Office of the Chief Scientist, or OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2014, the contingent liability that was not recognized amounted to $263,000.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter's Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of March 31, 2014, the remaining loan balance was $202,000.

B.	Contingencies:

The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 "Contingencies". At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

Note 5 – Discontinued Operation:

 In February 2013, the Company executed an agreement for the sale of the operations of BridgeQuest, Inc. and its relevant subsidiary. Total consideration for BridgeQuest, Inc. was $6,500. In addition, as part of the agreement, the Company received additional amounts upon collection of existing account receivables of BridgeQuest, Inc. collected by the purchaser following the transaction. BridgeQuest, Inc.  met the definition of a component. Accordingly, the results of operations in the statement of operations and prior period’s results have been reclassified accordingly.

The following is the composition from discontinued operation:

Three Months Ended March 31,
2013
Revenue	$-
Cost of revenue	16
Gross loss	(16)
Research and development costs	-
Selling, general, and administrative expenses	2
Loss on realization of shareholdings	372
Operating loss	(390)
Financial expense, net	9
Loss before provision for income taxes	(399)
Provision for income taxes	-
Net loss	$(399)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 28, 2014.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We develop and market enterprise legacy migration solutions and provide tools and professional services to international markets through several entities including wholly-owned and  majority-owned subsidiaries located in: the United States, United Kingdom, Italy, Romania and Israel.  These technologies and services allow businesses to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programming languages.

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

 The technology conversion tools are proprietary to us and perform automated code conversion of programming languages and database replication.

 In addition to the technology tools, we provide professional services for:

•	project management of migrations;

•	understanding and mapping of the applications;

•	testing;

•	remediation; and

•	on-going monitoring and management of the environments.

 During 2013 and the first quarter of 2014,  we continued to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling, general and administrative expenses and research and development costs.  The number of our full-time employees has decreased from approximately 96 full-time employees and four full-time consultants as of December 31, 2013 to 71 full-time employees and eight full-time consultants as of March 31, 2014.

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

Critical Accounting Policies

            We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 28, 2014.

Recently Issued Accounting Pronouncements

New accounting standards that are applicable to the period:

On January 1, 2014 we adopted FASB ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). Under ASU 2013-05 when: a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets; or, control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The adoption of ASU 2013-05 did not have a significant impact on our results of operations or financial position.

On January 1, 2014 we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a significant impact on the presentation of our results of operations or financial position.

New accounting standards issued and still not applicable for the period:

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations in subtopic 205-20 as well as the related disclosures. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not expect material impacts on the consolidated financial statements upon adoption.

Our Reporting Currency

The currency of the primary economic environment in which we, and most of our subsidiaries operate, is the U.S. dollar. In addition, a substantial portion of our revenue and costs are incurred in dollars. Thus, the dollar is our functional and reporting currency.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the three months ended March 31,	Inflation rate in Israel	Revaluation (Devaluation) of NIS against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2014	(0.49)	0.46	-
2013	0.02	(2.28)	5.0

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended March 31,
	2014		2013
	(in Thousands)%		(in Thousands)%

Revenue	$1,871	100.0	$2,198	100.0
Cost of revenue	982	52.5	1,090	49.6
Gross profit	889	47.5	1,108	50.4
Research and development costs	335	17.9	347	15.8
Selling, general, and administrative expenses	1,414	75.6	1,509	68.7
Gain on sales of subsidiaries and AppBuilder	-	-	845	38.4
Operating profit (loss)	(860)	(46.0)	97	4.4
Financial income (expense), net	30	1.6	(73)	(3.3)
Profit (loss) before taxes on income	(830)	(44.4)	24	1.1
Taxes on income	18	1.0	48	2.2
Net loss from continued operation	(848)	(45.3)	(24)	(1.1)
Net loss from discontinued operation	-	-	399	18.2
Net loss	(848)	(45.3)	(423)	(19.2)
Net results attributable to non-controlling interests	75	4.0	177	8.1
Loss attributable to BluePhoenix’ shareholders	(923)	(49.3)	(600)	(27.3)

Three Months Ended March 31, 2014 and 2013

Revenue. Revenue was $1.9 million for the first three months of 2014 a 14.9% decrease when compared to $2.2 million in the first three months of 2013. The decrease is attributable to the completion of several major projects.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, and long-term maintenance contracts. Revenue generated from fixed price projects was $1.1 million for the first quarter of 2014 and $1.6 million for the first quarter of 2013. This decrease is attributable to the completion of several major projects.

Revenue generated from our consulting services was $383,000 for the first three months of 2014 compared to $251,000 for the first quarter of 2013.  This increase is due to additional consulting projects.

Revenue generated from our long-term maintenance contract services was $279,000 for the first three months of  2014 compared to $311,000 for the first quarter of 2013.

Cost of revenue. Cost of revenue consists of salaries, fees paid to independent subcontractors and other direct costs. Cost of revenue was $982,000 for the first three months of 2014 compared to $1.1 million for the first three months of 2013, a decrease of 9.9%.  This decrease resulted primarily from the reduction in our overall workforce.  Cost of revenue as a percentage of revenue was 52.5% in the first three months of 2014 compared to 49.6% in the first three months of 2013.  This increase  is attributable to the reduction in salary costs due to the reduction in our workforce, offset by lower revenue.

Gross profit. Gross profit for the first three months of 2014 was $889,000, a 19.8% decrease from $1.1 million for the first three months of 2013. Gross profit as a percentage of revenue, was 47.5% in the first three months of 2014 compared to 50.4% in the first three months of 2013. The decrease is mainly attributable to the lower revenue offset by the reduction in cost of revenue due to the reduction in our overall workforce.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs for the first three months of 2014 were $335,000 compared to $347,000 for the first three months of 2013, a decrease of 3.5%. The decrease was the result of the reduction in salary costs due to the reduction in our workforce.  As a percentage of revenue, research and development costs were 17.9% in the first three months of 2014 and 15.8% in the first three months of 2013.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses for the first three months of 2014 were $1.4 million compared to $1.5 million for the first three months of 2013, a decrease of 6.3%.   Most of the decrease was the result of the reduction in salary costs due to the reduction in our workforce. As a percentage of revenue, selling, general and administrative expenses were 75.6% in the first three months of 2014 compared to 68.7% in the first three months of 2013.

Gain on sales of subsidiaries and AppBuilder. Gain on sale of AppBuilder, in the first three months of 2013, amounted to $845,000, and constitutes proceeds previously received as part of the AppBuilder transaction that were subject to fulfillment of certain conditions that have been met.   We did not sell any subsidiaries in the first three months of 2014.

Financial income (expense), net. Financial expenses include interest paid on a loan extended by a third party and an expense due to derivative financial instruments. Financial expenses also include accounting charges related to warrants previously issued by us, which we record as a derivative, and expenses from fluctuations in foreign currency exchange rate. The financial income is the result of the effect of the change in our stock price and its effect on the value of our  warrants.   Our financial income was $30,000 for the first three months of 2014 compared to financial expense of $73,000 for the first three months of 2013.

Taxes on income.  In the first three months of 2014, we had income tax expense of $18,000 compared to $48,000 in the first three months of 2013. The tax expense in the first three months of 2014 and 2013 is current tax expense.

Net loss from discontinued operation. Net loss from discontinued operation in the first three months of 2013 was attributable to BridgeQuest, Inc. and amounted to $399,000.  We did not have any gain or loss from discontinued operation in the first three months of 2014.

Net result attributable to non-controlling interest. Net loss attributable to non-controlling interest in the first three months of 2014 was $75,000 compared to $177,000 in the first three months of 2013, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc.

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

Private Placements

In 2004, we completed a $5 million private placement of convertible debentures and warrants to institutional investors. Pursuant to our agreement with the institutional investors, in March 2006, the institutional investors exercised their right to purchase from us, for an aggregate purchase price of $3 million, additional convertible debentures due in 2009. In 2008, the institutional investors converted the entire principal amount of the debentures into 405,198 ordinary shares. As of the date of this Quarterly Report on Form 10-Q., all warrants were expired.

In November 2007, we completed a $35 million private placement of ordinary shares and warrants issued to institutional investors. The net proceeds from the offering were mainly used for repayment of debt. As of the date of this Quarterly Report on Form 10-Q, all warrants were expired.

In October 2009, we completed a $4.2 million private placement of ordinary shares and warrants issued to institutional investors. Under the Securities Purchase Agreement entered into with the institutional investors, we sold to the investors 341,144 ordinary shares and the investors were also granted Series A Warrants exercisable into 204,686 ordinary shares, until October 2014.  Warrants to purchase 102,343 ordinary shares are still outstanding as of March 31, 2014. The adjusted exercise price of these warrants is $1.5634 per share. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

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

Credit Facility

In October 2013, our subsidiary, BluePhoenix Solutions USA, Inc., entered into a loan agreement with Comerica Bank.  As of March 31, 2014, we have not borrowed any amount under this credit facility.  The principal terms of the agreement are as follows:

•	non-formula revolving line in the amount up to $500,000 backed by a guarantee;

•	borrowing base (accounts receivable based) loan in the amount up to $500,000;

•	both the non-formula revolving line and borrowing base loan are at market based interest rates based on Prime + a margin; and

•	one year commitment.

There are no financial covenants. There are some restrictions on cash balances to be held within banks other than Comerica.  As of March 31, 2014, we were in compliance with these restrictions.

Cash and Cash Equivalents

As of March 31, 2014, we had cash and cash equivalents of $871,000 and working capital of $1.6 million. As of December 31, 2013, we had cash and cash equivalents of $2.6 million and working capital of $2.3 million. The working capital decreased primarily due in large part to the decrease in cash and cash equivalents offset with an increase in trade receivables and a decrease in deferred revenue and a decrease in other current liabilities.

Net cash used in operating activities during first three months of 2014, was $1.7 million compared to $1.1 million during first three months of 2013. The change is primarily attributable to the increase in our operating loss and an increase in our trade receivables offset by decrease in trade payables and 2014 not having a gain on sale of subsidiaries and Appbuilder .

Net cash used in investment activities during the first three months of 2014 was $39,000 compared to net cash provided by investment activities during the first three months of 2013 of  $800,000. Net cash provided by investment activities during the first three months of 2013 includes proceeds from sales of subsidiaries and AppBuilder of $800,000.

Net cash used in financing activities was $121,000 during the first three months of 2013 for the repayment of loans to banks and a third party.

Our working capital is sufficient for our present requirements.  Management acknowledges that uncertainty exists regarding funding of operations but believes working capital and borrowing capacity is sufficient to continue in operational existence for the foreseeable future.  Additionally, the Company will continue to closely monitor its cash needs and fixed infrastructure costs.

Contractual Commitments and Guarantees

2009 Warrants

In October 2009, as part of a $4.2 million private placement, we issued to institutional investors Series A Warrants exercisable into 204,686 ordinary shares until October 2014, of which warrants to purchase 102,343 ordinary shares are still outstanding as of March 31, 2014. The adjusted exercise price of these warrants is $1.5634 per share. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2014, the contingent liability amounted to $262,614.

Ministry of Production in Italy

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of March 31, 2014, the remaining loan balance was approximately $202,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2014 until 2016. Operating lease payments for the first quarter of 2014 were approximately $102,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the three months ended March 31, 2014.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations are generally subject to 26.5% corporate tax as of January 1, 2014.  An Israeli company is subject to tax on its worldwide income. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at BluePhoenix Solutions USA Inc. from which our headquarters operates. Therefore, we do not estimate that changing our headquarters from Herzliya, Israel to Seattle, Washington in June 2013 will have a material impact on the amount of future tax payments until these carry forward losses are utilized or until we have taxable income on an ongoing basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we have an outstanding $202,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuations in foreign currency exchange rates, such as euro or NIS versus the dollar may have a negative impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of March 31, 2014 (at fair value):

	Euro	British Pound	New Israeli Shekel	USD	Other		Total
Accounts Receivables	20%	12%	8%	60%	*	%	100%
Accounts Payables	24%	2%	32%	40%	2%		100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

In the past few years, we have experienced significant losses and negative cash flows from operations. If these trends continue, and we are not able to obtain adequate financing, our business, financial condition and results of operations would be materially adversely affected.

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $923,000 and $600,000 in each of the three months ended March 31, 2014 and 2013, respectively.  Our negative cash flows from operations were $1.7 million in the first three months of 2014 compared to $1.1 million in the first three months of 2013. As of March 31, 2014, we had cash and cash equivalents of $871,000 compared to cash and cash equivalents of $2.6 million as of December 31, 2013.   These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. If these trends continue, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition and results of operations.

We have a credit facility with one bank which expires October 1, 2014. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain one credit facility which expires October 1, 2014. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we may be required to raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that such financing would be available, either from investors or financing institutions. Banks usually require as a condition to providing financing, compliance with covenants regarding our maintenance of certain financial ratios. In addition, those covenants may include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us. Our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets.

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

In order to finance our operations, we may raise capital from time to time from our shareholders or other third parties. Our arrangements with any such parties may include the issuance of equity or debt securities or conversion options of loans and interest accrued thereon into equity securities. For example, in 2013, we issued shares to one of our major shareholders, Prescott Group Aggressive Small Cap Master Fund, G.P, through a private placement, which also included an anti-dilution clause for the potential issuance of additional shares upon the occurrence of certain events.  The issuance of equity securities to certain investors would dilute your holdings in our company.

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $1.9 million in the first three months of 2014 and $2.2 million in the first three months of 2013.

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

We had negative cash flows from operations in the first three months of 2014 and in 2013 which may continue if we are not successful at increasing our revenue or reducing our expense level.

We had negative operating cash flows of $1.7 million in the first three months of 2014 and $2.8 million in 2013. Based on the continuing decline in revenue in the first three months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

In February 2013, we sold the operations of BridgeQuest, Inc. and its subsidiary.   This sale, as well as those consummated in 2012, together with our cost saving plan, were intended to set our expenses at a level commensurate with expected revenue levels. There can be no assurance, however, that such plans will result in reduced expense levels commensurate with our reduced level of revenue. As a result, our business, financial condition and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. In the first three months of 2014, Jetro Cash & Carry accounted for 11.3% of our revenue.  In 2013, IBM Corporation accounted for 13.9% of our revenue.

The loss of any major customer or a decrease or delay in orders or anticipated spending by such customer could materially reduce our revenue and profitability. The loss of several customers at once may impact our revenue and profitability significantly, even if each of those customers, separately, has not accounted for a significant amount of our revenue. The loss of customers may cause a significant decrease in revenue and profitability which may adversely affect our business, results of operations and financial condition.   Our customers could also engage in business combinations, which could increase their size, reduce their demand for our products and solutions as they recognize synergies or rationalize assets and increase or decrease the portion of our total sales concentration to any single customer.

A substantial portion of our revenue is derived from one of our majority-owned subsidiaries. Therefore, a significant decrease in revenue of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations.

One of our majority-owned subsidiaries, Zulu Software Inc., contributed a material portion of our revenue in the first three months of 2014 and in 2013. We do not wholly own this subsidiary, although we control it. A significant decrease in revenue of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations

If we fail to estimate accurately the costs of fixed-price contracts, we may incur losses.

We derive a substantial portion of our revenue from engagements on a fixed-price basis. We price these commitments based upon estimates of future costs. We bear the risk of faulty estimates and cost overruns in connection with these commitments. Our failure to accurately estimate the resources required for a fixed-price project, to accurately anticipate potential wage increases, or to complete our contractual obligations in a manner consistent with the project plan could materially adversely affect our business, operating results, and financial condition.

If we are unable to effectively control our costs while maintaining our customer relationships; our business, results of operations and financial condition could be adversely affected.

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

Based on the continuing decline in revenue in the first three months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

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

The IT modernization business is characterized by rapidly evolving technology and methodologies. This makes it difficult to predict demand and market acceptance for our technology and services. In order to succeed, we need to adapt the solutions we offer in order to keep up with technological developments and changes in customer needs. We cannot guarantee that we will succeed in enhancing our technology and services, or developing or acquiring new technology that adequately addresses changing customer requirements. We also cannot assure you that the technology and services we offer will be accepted by customers. If our technology and services are not accepted by customers, our future revenue and profitability will be adversely affected. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing solutions obsolete and unmarketable, or require us to enhance our current technology or develop new technology. This may require us to expend significant amounts of money, time, and other resources to meet the demand. This could strain our personnel and financial resources. Furthermore, modernization projects deal with customer mission critical applications, and therefore encapsulate risk for the customer. Therefore, customers are more cautious in entering into transactions with us, and accordingly, the process for approval and signing of deals may be lengthy and expensive. We make efforts to mitigate such risks associated with legacy modernization projects but from time to time we encounter delays in the negotiation process.

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

Our quarterly and annual results of operations have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. These fluctuations can occur as a result of any of the following events:

•	global economic trends;
•	global political trends, in particular, in the middle east and in countries in which we operate;
•	adverse economic conditions in various geographic areas where our customers and potential customers operate;
•	acquisitions and dispositions of companies and assets;
•	timing of completion of specified milestones and delays in implementation;
•	timing of product releases;
•	timing of contracts;
•	changes in selling and marketing expenses, as well as other operating expenses; and
•	currency fluctuations and financial expenses related to our financial instruments.

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

The assets listed in our consolidated balance sheet as of March 31, 2014 and December 31, 2013, include, among other things, goodwill valued at approximately $12.5 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

In each of the fourth quarters of 2013 and 2012, impairment tests we performed and no goodwill impairment was identified.

If we continue to experience reduced cash flows and our market capitalization falls below the value of our equity, or actual results of operations differ materially from our modeling estimates and related assumptions, we may be required to record additional impairment charges for our goodwill. If our goodwill was deemed to be impaired in whole or in part due to our failure to achieve our goals, we could be required to reduce or write off such assets. Such write-offs could have a material adverse effect on our business and operating results.

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

As part of our expansion strategy, we developed offshore development centers in Romania and Russia. We hired professional consultants for these development centers, leveraging the lower employer costs that existed in these countries. In recent years, professional work in these countries has become more expensive and professional fees may continue to increase in the future. As a result, in February 2013, we closed our offshore center in Russia, as part of the sale of BridgQuest, Inc. and its subsidiary. The establishment of additional offshore facilities, if that occurs, may result in significant capital expenses, which may affect our cash position. We cannot assure you that our offshore facilities will continue to be cost effective. Our future success depends on our ability to absorb and retain senior employees and to attract, motivate, and retain highly qualified professional employees worldwide at competitive prices.

If our plans to continue and reduce the number of employees do not achieve the anticipated results or causes undesirable consequences our operating results may be harmed.

In January 2014, we continued our cost saving plan by continuing to reduce our headcount, which resulted in a reduction of approximately 25 additional full-time positions. The continued reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

In the event that we fail to satisfy our customers’ expectations from the results of the implementation of our solutions, or if we fail to timely deliver our solutions to our customers, these customers may suffer damages. When and if this occurs, we may be required under the customer agreement to pay penalties to our customers or pay their expenses and our customers may have the ability to cancel our contracts. Payments of penalties or a cancellation of a contract could cause us to suffer damages. In addition, we might not be paid for costs that we incurred in performing services prior to the date of cancellation. In addition, from time to time we may be subject to claims as a result of not delivering our products on time or in a satisfactory manner. Such disputes or others may lead to material damages.

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

Many of our existing and potential competitors may have or may acquire more extensive development, marketing, distribution, financial, technological and personnel resources than we do. This increased competition may result in our loss of market share and pricing pressure which may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that competition with both competitors within our industry and with the in-house IT departments of certain of our customers or prospective customers will not result in price reductions for our solutions, fewer customer orders, deferred payment terms, reduced revenue or loss of market share, any of which could materially adversely affect our business, financial condition, and results of operations.

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

Since we operate in several countries, we are impacted by inflation, deflation, devaluation and fluctuation of various currencies. We enter into transactions with customers and suppliers in local currencies, while the reporting currency of our consolidated financial statements and the functional currency of our business is the U.S. dollar. Fluctuations in foreign currency exchange rates in countries where we operate can adversely affect the reflection of these activities in our consolidated financial statements. In addition, fluctuations in the value of our non-dollar revenue, costs, and expenses measured in dollars could materially affect our results of operations, and our balance sheet reflects non-dollar denominated assets and liabilities, which can be adversely affected by fluctuations in the currency exchange rates.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, as well as incidents of terrorist activities and other hostilities. Political, economic and security conditions in Israel could directly affect our operations. We could be adversely affected by hostilities involving Israel, including acts of terrorism or any other hostilities involving or threatening Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation or a significant downturn in the economic or financial condition of Israel. Any on-going or future armed conflicts, terrorist activities, tension along the Israeli borders or political instability in the region could disrupt international trading activities in Israel and may materially and negatively affect our business and could harm our results of operations.

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

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of April 30, 2014 was $4.35.

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of March 31, 2014 our shareholders equity was $13.6 million.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2012
Second Quarter	2.60	1.25
Third Quarter	3.97	2.62
Fourth Quarter	4.29	3.53
2013
First Quarter	4.58	3.95
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.20

As of April 30, 2014, the market price of our ordinary shares was $4.35.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

•	our continued operating losses and negative cash flows;
•	our inability to secure funding;
•	any actual or anticipated fluctuations in our or our competitors’ quarterly revenue and operating results;
•	shortfalls in our operating results from levels forecast by securities analysts;
•	adverse consequences of litigation;
•	public announcements concerning us or our competitors;
•	the introduction or market acceptance of new products or service offerings by us or by our competitors;
•	changes in product pricing policies by us or our competitors;
•	changes in security analysts’ financial estimates;
•	changes in accounting principles;
•	sales of our shares by existing shareholders; and
•	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of March 31, 2014, we had 11,427,286 ordinary shares outstanding and 1,025,073  ordinary shares reserved for issuance under our employee equity compensation plans, including 678,547 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue our ordinary shares:

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

Based on information filed by our three largest shareholders with the Securities and Exchange Commission as of March 31, 2014, our three largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities, beneficially owned approximately 37.7%, 28.9% and 17.3%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 83.4% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our three largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item  6. Exhibits

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(2)	Articles of Association as amended on September 5, 2012.

4.2(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(4)	XBRL Instance Document

101.SCH+(4)	XBRL Taxonomy Extension Schema Document.

101.CAL+(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(4)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(4)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BluePhoenix Solutions Ltd
(Registrant)

Date: May 8, 2014	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(2)	Articles of Association as amended on September 5, 2012.

4.2(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(4)	XBRL Instance Document

101.SCH+(4)	XBRL Taxonomy Extension Schema Document.

101.CAL+(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(4)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(2)	Incorporated by reference to the Registrant’s Registration Statement on form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(4)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.