Form 10-Q
period 2014-06-30
BLUEPHOENIX SOLUTIONS LTD
filed 2014-08-14
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 11,505,917 shares of the registrant’s ordinary shares outstanding.

BluePhoenix Solutions Ltd

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS
Current Assets:

Cash and cash equivalents	$387	$2,592
Restricted cash	12	35
Trade accounts receivable, net	2,351	1,960
Other current assets	322	239
Total Current Assets	3,072	4,826

Non-Current Assets:

Property and equipment, net	274	287
Goodwill	12,501	12,501
Total Non-Current Assets	12,775	12,788

TOTAL ASSETS	$15,847	$17,614

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$40	$40
Trade accounts payable	903	886
Deferred revenue	407	719
Other current liabilities	752	902
Total Current Liabilities	2,102	2,547

Non-Current Liabilities

Accrued severance pay, net	267	290
Loans from others	162	162
Derivative liabilities - warrants	266	311
Total Non-Current Liabilities	695	763

Total Equity	13,050	14,304

TOTAL LIABILITIES AND EQUITY	$15,847	$17,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Revenue	$1,881	$2,363	$3,752	$4,561
Cost of revenue	1,029	1,088	2,011	2,178
Gross profit	852	1,275	1,741	2,383

Research and development costs	191	349	525	696
Selling, general and administrative expenses	1,458	1,606	2,873	3,115
Less: Gain on sales of subsidiaries and Appbuilder	-	59	-	(786)

Total operating expenses	1,649	2,014	3,398	3,025

Operating loss	(797)	(739)	(1,657)	(642)

Financial income (expense), net	6	31	35	(42)
Loss before taxes	(791)	(708)	(1,622)	(684)

Taxes on income		3	18	51
Net loss from continued operation	(791)	(711)	(1,640)	(735)

Net loss from discontinued operation	-	-	-	399
Net loss	(791)	(711)	(1,640)	(1,134)

Net result attributed to noncontrolling interests	(40)	44	35	221
Loss attributed to BluePhoenix shareholders	$(751)	$(755)	$(1,675)	$(1,355)
Loss per share:
From continued operation- basic and diluted	$(0.07)	$(0.07)	$(0.15)	$(0.09)
From discontinued operation- basic and diluted	-	-	-	(0.04)
Attributed to the shareholders	$(0.07)	$(0.07)	$(0.15)	$(0.13)
Shares used in per share calculation:
Basic and diluted	11,453	10,694	11,435	10,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Net loss	$(791)	$(711)	$(1,640)	$(1,134)
Other comprehensive income	-	-	-	-

Total comprehensive loss	(791)	(711)	(1,640)	(1,134)

Comprehensive result attributable to the non-controlling interests	(40)	44	35	221
Comprehensive loss attributable to BluePhoenix shareholders	$(751)	$(755)	$(1,675)	$(1,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791)	$(711)	$(1,640)	$(1,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	77	54	204
Decrease in accrued severance pay, net	(9)	(2)	(23)	(11)
Stock–based compensation	203	115	385	263
Change in fair value of derivatives	(20)	(38)	(45)	(36)
Gain on sales of subsidiaries and Appbuilder	-	-	-	(473)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	118	78	(391)	226
Increase (decrease) in other current assets	(12)	40	(60)	(62)
Increase (decrease) in trade payables	2	(80)	18	(258)
Increase (decrease) in other current liabilities and deferred revenues	11	309	(462)	(59)
Net cash used in operating activities	(482)	(212)	(2,164)	(1,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(3)	(41)	(9)
Proceeds from sales of subsidiaries and Appbuilder	-	-	-	800
Net cash provided by (used in) investing activities	(2)	(3)	(41)	791

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit and convertible notes, net	-	(28)	-	(149)
Net cash used in financing activities	-	(28)	-	(149)

NET CASH DECREASE IN CASH AND CASH EQUVIALETS	(484)	(243)	(2,205)	(698)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	871	2,105	2,592	2,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$387	$1,862	$387	$1,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — Unaudited

Note 1 – Summary of Significant Accounting Policies:

A.	The Company

BluePhoenix Solutions Ltd. (“BluePhoenix”), together with its subsidiaries, the “Company”, "we", “us” or “our,” is a public company incorporated in Israel, which operates in one operating segment of information technology ("IT") modernization solutions.

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

The Company has incurred negative cash from operation and net losses in recent years. The Company is currently in negotiations with Comerica to increase the limits and extend the maturity dates of its credit facility.  In addition, the Company is continuing to reduce operating expenses as it has done in recent quarters and continues to seek additional areas for cost reductions.  The Company may need to raise additional funds and is currently exploring alternative equity or debt financing. Management believes that these planes are sufficient to support the ongoing operations for the foreseeable future.

B.	Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205( and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: the amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company does not expect a significant impact on the consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606): The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or (2) retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

C.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The consolidated financial statements include the Company's and its subsidiaries financial statements.  The consolidated financial statements of subsidiaries are included in the condensed consolidated financial statements from the date that control is achieved until the date that control ceases. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. Intercompany transactions and balances are eliminated upon consolidation.

Note 2 – Goodwill:

The change in the carrying amount of goodwill for the six months ended June 30, 2014 is as follows:

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
	(in thousands)

Balance as of January 1.	$54,316	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

Balance at end of period	$12,501	$12,501

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

Financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	June 30, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$387	$-	$-	$387
Restricted cash	12	-	-	12
Derivative liability - warrants	-	(266)	-	(266)
	$399	$(266)	$-	$133

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,592	$-	$-	$2,592
Restricted cash	35	-	-	35
Derivative liability - warrants	-	(311)	-	(311)
	$2,627	$(311)	$-	$2,316

Note 4 – Commitments and Contingencies:

A.	Commitments:

Chief Scientist. One of the Company’s subsidiaries has entered into agreements with the Israel’s Office of the Chief Scientist, or OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2014, the contingent liability that was not recognized amounted to $266,953.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter's Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of June 30, 2014, the remaining loan balance was $202,000.

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

Six Months Ended June 30,
2013
Revenue	$-
Cost of revenue	16
Gross loss	(16)
Research and development costs	-
Selling, general, and administrative expenses	2
Loss on realization of shareholdings	372
Operating loss	(390)
Financial expense, net	9
Loss before provision for income taxes	(399)
Provision for income taxes	-
Net loss	$(399)

Note 6 – Subsequent Events:

In August 2014, the Company announced its entry into a definitive agreement with Sophisticated Business Systems, Inc., or Ateras, pursuant to which Ateras and one of the Company’s wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, the Company expects the acquisition will be completed in the fourth quarter of 2014. The definitive agreement provides for the issuance of 6.2 million of the Company’s ordinary shares. Ateras generated revenue of $5.8 million for the year ended December 31, 2013. Ateras had net losses of $0.3 million for the year ended December 31, 2013.

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

 During 2013 and the six months ended June 30, 2014,  we continued to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling, general and administrative expenses and research and development costs.  The number of our full-time employees has decreased from approximately 96 full-time employees and four full-time consultants as of December 31, 2013 to 63 full-time employees and four full-time consultants as of June 30, 2014.

As of June 30, 2014, we had cash and cash equivalents of $387,000 and working capital of $1.0 million. Our current cash and cash equivalents, together with the available borrowing under our credit facility described further below, is sufficient to fund our operations for the foreseeable future. While management is negotiating an increase in the amount and extension of the term of our credit facility with Comerica, there is no assurance that this credit facility will be available after October 1, 2014. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions. However, we will need to raise additional funds and are currently exploring alternative equity or debt financing. If we fail to obtain capital when required, or are unable to agree to an increase in the amount and extension of the term of our credit facility with Comerica, we will encounter significant difficulties in funding our operations and may be unable to meet our debt obligations under our credit facility.

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

In addition, we must retain our skilled personnel in the fields of project management, legacy systems, and leading modern technologies. Maintaining and growing the requisite skill base can be problematic.  Personnel with an understanding of legacy technologies are a finite resource and the market for recruiting and retaining such workforce can be highly competitive.

Recent Developments

In August 2014, we announced our entry into a definitive agreement with Sophisticated Business Systems, Inc., or Ateras, pursuant to which Ateras and one of our wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, we expect the acquisition will be completed in the fourth quarter of 2014. The definitive agreement provides for the issuance of 6.2 million of our ordinary shares. Ateras generated revenue of $5.8 million for the year ended December 31, 2013. Ateras had net losses of $0.3 million for the year ended December 31, 2013. If we complete this acquisition, while we anticipate operations efficiencies and savings in the long term, we may not realize the anticipated benefits, or any benefits from this acquisition and integration may take several months to complete. In addition, our shareholders will be substantially diluted as a result of the issuance of the shares in connection with this acquisition.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205( and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: the amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not expect a significant impact on the consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606): The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the six months ended June 30,	Inflation rate in Israel	Revaluation (Devaluation) of Israeli new shekel, or NIS, against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2014	-	(0.01)	(0.01)
2013	1.32	(0.03)	(0.01)

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended June 30,
	2014		2013
	(in Thousands)%		(in Thousands)%

Revenue	$1,881	100.0	$2,363	100.0
Cost of revenue	1,029	54.7	1,088	46.0
Gross profit	852	45.3	1,275	54.0
Research and development costs	191	10.2	349	14.8
Selling, general, and administrative expenses	1,458	77.5	1,606	68.0
Gain on sales of subsidiaries and AppBuilder	-	-	59	2.5
Operating loss	(797	(42.4)	(739)	(31.3)
Financial income (expense), net	6	.3	(31)	(1.3)
Profit (loss) before taxes on income	(791)	(42.4)	(708)	(30.0)
Taxes on income	-	-	3	.1
Net loss from continued operation	(791)	(42.1)	(711)	(30.1)
Net loss from discontinued operation	-	-	-	-
Net loss	(791)	(42.1)	(711)	(30.1)
Net results attributable to non-controlling interests	(40)	(2.1)	44	1.9
Loss attributable to BluePhoenix’ shareholders	(751)	(39.9)	(755)	(32.0)

	Six months ended June 30,
	2014		2013
	(in Thousands)%		(in Thousands)%

Revenue	$3,752	100.0	$4,561	100.0
Cost of revenue	2,011	53.6	2,178	47.8
Gross profit	1,741	46.4	2,383	52.2
Research and development costs	525	14.0	696	15.3
Selling, general, and administrative expenses	2,873	76.6	3,115	68.3
Gain on sales of subsidiaries and AppBuilder	-	-	(786)	(17.2)
Operating loss	(1,657)	(44.2)	(642)	(14.1)
Financial income (expense), net	35	.9	(42)	(.9)
Profit (loss) before taxes on income	(1,622)	(43.2)	(684)	(15.0)
Taxes on income	(18)	(.5)	51	1.1
Net loss from continued operation	(1,640)	(43.7)	(735)	(16.1)
Net loss from discontinued operation	-	-	399	8.7
Net loss	(1,640)	(43.7)	(1,134)	(24.9)
Net results attributable to non-controlling interests	35	.9	221	4.8
Loss attributable to BluePhoenix’ shareholders	(1,675)	(44.6)	(1,355)	(29.7)

Three and Six Months Ended June 30, 2014 and 2013

Revenue. Revenue was $1.9 million for the three months ended June 30, 2014, a 20.4% decrease when compared to $2.4 million for the three months ended June 30, 2013. Revenue was $3.8 million for the six months ended June 30, 2014, a 17.7% decrease when compared to $4.6 million for the six months ended June 30, 2013.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts. Revenue generated from fixed price projects was $765,000 for the three months ended June 30, 2014 and $1.6 million for the three months ended June 30, 2013. Revenue generated from fixed price projects was $1.8 million for the six months ended June 30, 2014 and $3.2 million for the six months ended June 30, 2013. This decrease in both periods is attributable to the completion of several projects in 2013 and the timing difference in the start of new projects.

Revenue generated from our consulting services was $355,000 for the three months ended June 30, 2014 compared to $303,000 for the three months ended June 30, 2013. Revenue generated from our consulting services was $877,000 for the six months ended June 30, 2014 compared to $620,000 for the six months ended June 30, 2013.  This increase for both periods is due to an increase in the average value of each consulting project.

Revenue generated from our licensing services was $481,000 for the three months ended June 30, 2014 compared to $103,000 for the three months ended June 30, 2013. Revenue generated from our licensing services was $494,000 for the six months ended June 30, 2014 compared to $110,000 for the six months ended June 30, 2013. The increase in revenue generated from our license fees for both periods is attributed to an increase in the number of customers and an increase in the average value of the licensing services.

Revenue generated from our long-term maintenance contract services was $280,000 for the three months ended June 30, 2014 compared to $315,000 for the three months ended June 30, 2013. Revenue generated from our long-term maintenance contract services was $559,000 for the six months ended June 30, 2014 compared to $639,000 for the six months ended June 30, 2013. The decrease in long-term maintenance contracts for both periods is attributable a decrease in the number of maintenance contracts partially offset by an increase in the average value of the contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1 million for the three months ended June 30, 2014, a 5.4% decrease when compared to $1.1 million for the three months ended June 30, 2013. Cost of revenue was $2.0 million for the six months ended June 30, 2014 compared to $2.2 million for the six months ended June 30, 2013, a decrease of 7.7%.  Cost of revenue as a percentage of revenue was 54.7% for the three months ended June 30, 2014 compared to 46.0% for the three months ended June 30, 2013.  Cost of revenue as a percentage of revenue was 53.6% for the six months ended June 30, 2014 compared to 47.8% for the six months ended June 30, 2013.  This increase in both periods is primarily attributable to lower revenue, partially offset by the reduction in salary costs due to the reduction in our implementation team workforce.

Gross profit. Gross profit was $0.8 million for the three months ended June 30, 2014, a 33.2% decrease when compared to $1.3 million for the three months ended June 30, 2013. Gross profit for the six months ended June 30, 2014 was $1.7 million, a 26.9% decrease from $2.4 million for the six months ended June 30, 2013. Gross profit as a percentage of revenue, was 45.3% for the three months ended June 30, 2014 compared to 54.0% for the three months ended June 30, 2013. Gross profit as a percentage of revenue, was 46.4% for the six months ended June 30, 2014 compared to 52.2% for the six months ended June 30, 2013. The decrease in both periods is primarily attributable to lower revenue, partially offset by the reduction in cost of revenue due to the reduction in our implementation team workforce.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $191,000 for the three months ended June 30, 2014, a 45.3% decrease when compared to $349,000 for the three months ended June 30, 2013. Research and development costs for the six months ended June 30, 2014 were $525,000 compared to $696,000 for the six months ended June 30, 2013, a decrease of 24.6%. The decrease in both periods was the result of the reduction in salary costs due to the reduction in our research and development workforce.  As a percentage of revenue, research and development costs were 14.0% for the six months ended June 30, 2014 and 15.3% for the six months ended June 30, 2013.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses were $1.5 million for the three months ended June 30, 2014, a 9.2% decrease when compared to $1.6 million for the three months ended June 30, 2013. Selling, general, and administrative expenses for the six months ended June 30, 2014 were $2.9 million compared to $3.1 million for the six months ended June 30, 2013, a decrease of 7.8%.   Most of the decrease was the result of the reduction in salary costs due to the reduction in our selling, general and administrative workforce. As a percentage of revenue, selling, general and administrative expenses were 76.8% for the six months ended June 30, 2014 compared to 68.3% for the six months ended June 30, 2013.

Gain on sales of subsidiaries and AppBuilder. The loss on sale of AppBuilder, for the three months ended June 30, 2013 amounted to $59,000 and represents the fulfillment of the condition of the sale. Gain on sale of AppBuilder, for the six months ended June 30, 2013, amounted to $786,000, and constitutes proceeds previously received as part of the AppBuilder transaction that were subject to fulfillment of certain conditions that have been met.   We did not sell any subsidiaries in the six months ended June 30, 2014.

Financial income (expense), net. Financial expenses include interest paid on a loan extended by a third party, accounting charges related to warrants previously issued by us, which we record as a derivative, and expenses from fluctuations in foreign currency exchange rate. The financial income is the result of the effect of the change in our stock price and its effect on the value of our warrants. Our financial income was $6,000 for the three months ended June 30, 2014, when compared to financial expense of $31,000 for the three months ended June 30, 2013. Our financial income was $35,000 for the six months ended June 30, 2014 compared to financial expense of $42,000 for the six months ended June 30, 2013.

Taxes on income.  We did not have any income tax for the three months ended June 30, 2014, compared to $3,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, we had income tax expense of $18,000 compared to $51,000 for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2014 and 2013 is current tax expense.

Net loss from discontinued operation. We did not have any gain or loss from discontinued operation for the six months ended June 30, 2014. Net loss from discontinued operation for the six months ended June 30, 2013 was attributable to BridgeQuest, Inc. and amounted to $399,000.

Net result attributable to non-controlling interest. Net results attributable to non-controlling interest was a $40,000 loss for the three months ended June 30, 2014, when compared to $44,000 gain for the three months ended June 30, 2013, and represented the non-controlling share in the net profit of our subsidiary, Zulu Software Inc. Net profit attributable to non-controlling interest for the six months ended June 30, 2014 was $35,000 compared to $221,000 for the six months ended June 30, 2013

Liquidity and Capital Resources

We require cash to fund our operations and we have experience significant losses and negative cash flows in the recent past. Since our inception, we have funded our operations primarily through the public and private sales of our securities, cash received from customers and through our borrowing under our credit facility and otherwise. As of June 30, 2014, we had cash and cash equivalents of $387,000 and working capital of $1.0 million. As of December 31, 2013, we had cash and cash equivalents of $2.6 million and working capital of $2.3 million. As of the date of this Quarterly Report on Form 10-Q, we have drawn down $185,000 under our credit facility, which expires on October 1, 2014.

Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future. We are currently in negotiations with Comerica to increase the limits and extend the maturity dates of our credit facility. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions. However, we may need to raise additional funds and are currently exploring alternative equity or debt financing. Additional funding may not be available on favorable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing shareholders may result. If we fail to obtain capital when required, we will encounter significant difficulties in funding our operations and may be unable to meet our debt obligations under our credit facility.

Credit Facility

In October 2013, our subsidiary, BluePhoenix Solutions USA, Inc., entered into a loan agreement with Comerica Bank.  As of June 30, 2014, we had not borrowed any amount under this credit facility.  However, on July 24, 2014, we borrowed $185,000 against our revolving line. The principal terms of the agreement are as follows:

•	non-formula revolving line in the amount up to $500,000 backed by a guarantee;

•	revolving line (accounts receivable based) loan in the amount up to $500,000;

•	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

•	one year commitment.

There are no financial covenants. There are some restrictions on cash balances to be held within banks other than Comerica.  As of June 30, 2014, we were in compliance with these restrictions. Our credit facility expires on October 1, 2014 and there is no assurance that this credit facility will be available in the future. We are currently in negotiations with Comerica to increase the limits and extend the maturity dates of our credit facility. If we are unable to negotiate such an increase and extension, or are unable to secure additional financing, we may be unable to satisfy our debt obligations under our credit facility.

Cash Used in Operating Activities

Net cash used in operating activities during six months ended June 30, 2014, was $2.2 million compared to $1.3 million during six months ended June 30, 2013. The change is primarily attributable to an increase in net loss of $0.5 million, a decrease in trade receivables of $0.6 million and a decrease in our other current liabilities and deferred revenues of $0.4 million caused by an increase in the rate of collections on outstanding invoices, partially offset by a lack of gain on sales of a subsidiary of $0.5 million and an increase in our stock-based compensation of $0.2 million.

Cash Used in Investment Activities

Net cash used in investment activities during the six months ended June 30, 2014 was $41,000 compared to $791,000 net cash provided by investment activities during the six months ended June 30, 2013. Net cash used in investment activities in 2014 includes purchases of computers and computer software. Net cash provided by investment activities during the six months ended June 30, 2013 includes proceeds of $800,000 from the sale of our subsidiary.

Cash Used in Financing Activities

Net cash used in financing activities was $149,000 during the six months ended June 30, 2013 for the repayment of loans to banks and a third party.

Contractual Commitments and Guarantees

2009 Warrants

In October 2009, as part of a $4.2 million private placement, we issued to institutional investors Series A Warrants exercisable for 204,686 ordinary shares until October 2014, of which warrants to purchase 102,343 ordinary shares are still outstanding as of June 30, 2014. The adjusted exercise price of these warrants is $1.5634 per share. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2014, the contingent liability amounted to $266,953.

Ministry of Production in Italy

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of June 30, 2014, the remaining loan balance was approximately $202,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2014 until 2016. Operating lease payments for the six months ended June 30, 2014 were approximately $172,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the six months ended June 30, 2014.

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

As of June 30, 2014, we have an outstanding $202,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuations in foreign currency exchange rates, such as euro or NIS versus the dollar may have a negative impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of June 30, 2014 (at fair value):

	Euro	British Pound	NIS	USD	Other		Total
Accounts Receivables	7%	11%	9%	73%	*	%	100%
Accounts Payables	15%	2%	33%	46%	2%		100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

In the past few years, we have experienced significant losses and negative cash flows from operations. We may need to raise additional funds and if we fail to obtain capital when required, we will encounter significant difficulties in funding our operations.

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $1.6 million and $1.1 million in each of the six months ended June 30, 2014 and 2013, respectively.  Our negative cash flows from operations were $2.1 million for the six months ended June 30, 2014 compared to $1.3 million for the six months ended June 30, 2013. Our negative cash flows from operations were $0.5 million for the three months ended June 30, 2014. As of June 30, 2014, we had cash and cash equivalents of $387,000 compared to cash and cash equivalents of $2.6 million as of December 31, 2013. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions. However, we will need to raise additional funds and are currently exploring alternative equity or debt financing. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future however, additional funding may not be available on favorable terms or at all. If these trends continue and we are unable to raise additional financing, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition and results of operations.

Our credit facility expires on October 1, 2014. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain one credit facility which expires October 1, 2014. In July 2014, we borrowed $185,000 pursuant to this credit facility. While management is negotiating an increase in the amount and extension of the term of our credit facility, there is no assurance that this credit facility will be available after October 1, 2014. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us. If we are unable to negotiate an increase in the amount and extension of the term of the credit facility, or to obtain alternative financing from investors or financing institutions, we may be unable to meet our debt obligations and to pay our operating and other expenses. In the event of default under our credit facility, our lender may, among other things, declare all obligations immediately due and payable or take or sell any collateral in which we have granted lender a security interest.

Any extension of our existing credit facility or new financing may require as a condition to providing financing, compliance with covenants regarding our maintenance of certain financial ratios. In addition, those covenants may include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks.

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

In order to finance our operations, we may raise capital from time to time from our shareholders or other third parties. Our arrangements with any such parties may include the issuance of equity or debt securities or conversion options of loans and interest accrued thereon into equity securities. For example, in 2013, we issued shares to one of our major shareholders, Prescott Group Aggressive Small Cap Master Fund, G.P, through a private placement, which also included an anti-dilution clause for the potential issuance of additional shares upon the occurrence of certain events.  The issuance of equity securities to certain investors would dilute your holdings in our company. In addition, our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets.

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $3.8 million for the six months ended June 30, 2014 and $4.6 million for the six months ended June 30, 2013.

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

We may not realize the anticipated benefits of the Ateras acquisition.

In August 2014, we announced our entry into a definitive agreement with Ateras, pursuant to which Ateras and one of our wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, we expect the acquisition will be completed in the fourth quarter of 2014. We cannot be assured that this acquisition will be completed and if the acquisition is completed, whether we realize the anticipated benefits from this acquisition depends, in part, upon our integration of the Ateras business into ours, our ability to retain the customers of Ateras, and our ability to otherwise manage the operations historically conducted by Ateras. We may face difficulty or unanticipated expense in retaining customers, or marketing or selling the Ateras products and services. Any of these circumstances could prevent us from realizing the anticipated benefits of the Ateras acquisition, which could cause our business to suffer. In addition, if the acquisition of Ateras is completed, our shareholders will bear substantial dilution as a result of the issuance of 6.2 million ordinary shares.

We had negative cash flows from operations for the six months ended June 30, 2014 and in 2013 which may continue if we are not successful at increasing our revenue or reducing our expense level.

We had negative operating cash flows of $2.2 million for the six months ended June 30, 2014 and $1.3 million in 2013. Based on the continuing decline in revenue for the first three months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

In February 2013, we sold the operations of BridgeQuest, Inc. and its subsidiary. This sale, as well as those consummated in 2012, together with our cost saving plan, were intended to set our expenses at a level commensurate with expected revenue levels. However, to date, such cost saving measures has not resulted in reduced expense levels commensurate with our reduced level of revenue and there can be no assurance that such result will occur in the future. As a result, our business, financial condition and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the six months ended June 30, 2014, Intellectual Property Office accounted for 13.2% and IBM Corporation accounted for 8% of our revenue. In 2013, IBM Corporation accounted for 11% of our revenue.

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

One of our majority-owned subsidiaries, Zulu Software Inc., contributed a material portion of our revenue for the six months ended June 30, 2014 and in 2013. We do not wholly own this subsidiary, although we control it. A significant decrease in revenue of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations

If we fail to estimate accurately the costs of fixed-price contracts, we may incur losses.

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

Based on the continuing decline in revenue for the first three months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

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

The assets listed in our consolidated balance sheet as of June 30, 2014 and December 31, 2013, include, among other things, goodwill valued at approximately $12.5 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

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

In order to achieve our objectives, we hire software, administrative, operational, sales, and technical support personnel. The process of attracting, training, and successfully integrating qualified personnel can be lengthy and expensive. We may not be able to compete effectively for the personnel we need. Such a failure could have a material adverse effect on our business and operating results.

Our future success depends on our ability to absorb and retain senior employees and to attract, motivate, and retain highly qualified professional employees worldwide at competitive prices.

If our reductions in the number of employees do not achieve the anticipated results or cause undesirable consequences our operating results may be harmed.

In January 2014, we continued our cost saving plan by continuing to reduce our headcount, which resulted in a reduction of approximately 25 additional full-time positions. The reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

We operate in a highly competitive market. Competition in the modernization field is, to a large extent, based upon the functionality of the available solutions. Our competitors may be in a better position to devote significant funds and resources to the development, promotion and sales of their technology and services, thus enabling them to respond more quickly to emerging opportunities and changes in technology or customer requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase such competitors’ ability to successfully market their technology and services. We also expect that competition will increase as a result of consolidation within the industry. As we develop new solutions, we may begin to compete with companies with which we have not previously competed. Our competitors include:

•

small vendors who provide specific solutions for a particular area of modernization, such as Ateras (which we agreed to acquire in August 2014), Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;

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

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of July 31, 2014 was $4.13

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of June 30, 2014 our shareholders equity was $13.0 million.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2012
Third Quarter	3.97	2.62
Fourth Quarter	4.29	3.53
2013
First Quarter	4.58	3.95
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.20
Second Quarter	4.48	4.00

As of July 31, 2014, the market price of our ordinary shares was $4.13.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of June 30, 2014, we had 11,467,104 ordinary shares outstanding and 986,744 ordinary shares reserved for issuance under our employee equity compensation plans, including 663,730 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue our ordinary shares:

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

Based on information filed by our three largest shareholders with the Securities and Exchange Commission as of June 30, 2014, our three largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities, beneficially owned approximately 37.7%, 28.9% and 17.3%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 83.4% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our three largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

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

BluePhoenix Solutions Ltd
(Registrant)

Date: August 14, 2014	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(2)	Articles of Association as amended on September 5, 2012.

4.2(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(4)	XBRL Instance Document

101.SCH+(4)	XBRL Taxonomy Extension Schema Document.

101.CAL+(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(4)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(2)	Incorporated by reference to the Registrant’s Registration Statement on form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(4)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

