Form 10-Q
period 2014-09-30
BLUEPHOENIX SOLUTIONS LTD
filed 2014-11-14
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

As of October 31, 2014, there were 11,620,758 shares of the registrant’s ordinary shares outstanding.

BluePhoenix Solutions Ltd

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS
Current Assets:

Cash and cash equivalents	$223	$2,592
Restricted cash	12	35
Trade accounts receivable, net	2,401	1,960
Other current assets	258	239
Total Current Assets	2,894	4,826

Non-Current Assets:

Property and equipment, net	261	287
Goodwill	12,501	12,501
Total Non-Current Assets	12,762	12,788

TOTAL ASSETS	$15,656	$17,614

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$611	$40
Trade accounts payable	1,097	886
Deferred revenue	179	719
Other current liabilities	814	902
Total Current Liabilities	2,701	2,547

Non-Current Liabilities

Accrued severance pay, net	255	290
Loans from others	114	162
Derivative liabilities - warrants	218	311
Total Non-Current Liabilities	587	763

Total Equity	12,368	14,304

TOTAL LIABILITIES AND EQUITY	$15,656	$17,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Revenue	$1,594	$1,934	$5,346	$6,495
Cost of revenue	1,042	1,044	3,053	3,222
Gross profit	552	890	2,293	3,273

Research and development costs	168	352	693	1,048
Selling, general and administrative expenses	1,279	1,689	4,152	4,804
Gain on sales of subsidiaries and Appbuilder	-	-	-	(786)

Total operating expenses	1,447	2,041	4,845	5,066

Operating loss	(895)	(1,151)	(2,552)	(1,793)

Financial income (expense), net	58	(25)	93	(67)
Loss before taxes	(837)	(1,176)	(2,459)	(1,860)

Taxes on income	11	8	29	59
Net loss from continued operation	(848)	(1,184)	(2,488)	(1,919)

Net loss from discontinued operation	-	-	-	399
Net loss	(848)	(1,184)	(2,488)	(2,318)

Net results attributed to noncontrolling interests	(70)	56	(35)	277
Loss attributed to BluePhoenix shareholders	$(778)	$(1,240)	$(2,453)	$(2,595)
Loss per share:
From continued operation- basic and diluted	$(0.07)	$(0.12)	$(0.21)	$(0.21)
From discontinued operation- basic and diluted	-	-	-	(0.03)
Attributed to the shareholders	$(0.07)	$(0.12)	$(0.21)	$(0.24)
Shares used in per share calculation:
Basic and diluted	11,497	10,735	11,460	10,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Net loss	$(848)	$(1,184)	$(2,488)	$(2,318)
Other comprehensive income	-	-	-	-

Total comprehensive loss	(848)	(1,184)	(2,488)	(2,318)

Comprehensive result attributable to the non-controlling interests	(70)	56	(35)	277
Comprehensive loss attributable to BluePhoenix shareholders	$(778)	$(1,240)	$(2,453)	$(2,595)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(848)	$(1,184)	$(2,488)	$(2,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	62	68	266
Decrease in accrued severance pay, net	(12)	(3)	(35)	(14)
Stock–based compensation	166	215	552	467
Change in fair value of derivatives	(48)	29	(93)	(7)
Gain on sales of subsidiaries and Appbuilder	-	-	-	(414)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(50)	528	(441)	761
Decrease (increase) in other current assets	64	43	4	(19)
Increase (decrease) in trade payables	193	25	211	(288)
Increase (decrease) in other current liabilities and deferred revenues	(165)	112	(628)	53
Net cash used in operating activities	(682)	(173)	(2,850)	(1,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	-	(42)	(9)
Proceeds from sales of subsidiaries and Appbuilder	-	-	-	800
Net cash provided by (used in) investing activities	(5)	-	(42)	791

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	523	(67)	523	(216)
Exercise of warrants	-	40	-	40
Net cash used in financing activities	523	(27)	523	(176)

NET CASH DECREASE IN CASH AND CASH EQUVIALETS	(164)	(200)	(2,369)	(898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	387	1,862	2,592	2,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223	$1,662	$223	$1,662

The accompanying notes are an integral part of the condensed consolidated financial statements.

BluePhoenix Solutions Ltd.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — Unaudited

Note 1 – Summary of Significant Accounting Policies:

A.	The Company

BluePhoenix Solutions Ltd. (“BluePhoenix”), together with its subsidiaries, the “Company”, “we”, “us” or “our,” is a public company incorporated in Israel, which operates in one operating segment of information technology modernization solutions.

The Company develops and markets unique enterprise legacy lifecycle information technology modernization solutions and provides tools and professional services to selected customers. The Company manages its business in various international markets through several entities, including its wholly-owned and majority owned subsidiaries located in: United States (where its headquarters are located), United Kingdom, Italy, Romania and Israel.

The Company has incurred negative cash flows from operation and net losses in recent years. The Company currently uses its credit line with Comerica Bank to support its negative cash flow position. Management believes that the Company’s current cash position, together with its available credit line, is sufficient to support the ongoing operations for the foreseeable future.

B.	Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: the amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company does not expect a significant impact on the consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606).). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or (2) retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company does not expect material impacts on the consolidated financial statements upon adoption.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging(Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The objective of this ASU is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. The ASU requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The Company will adopt the ASU on January 1, 2016. The Company is still assessing whether this adoption will have an effect on its consolidated financial statements.

C.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	Unaudited	Audited
	(in thousands)
Balance as of January 1.
Goodwill	$54,316	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

Balance at end of period	$12,501	$12,501

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

Financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013, are summarized below:

	Fair value measurements using input type
	September 30, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$223	$-	$-	$223
Restricted cash	12	-	-	12
Derivative liability - warrants	-	(218)	-	(218)
	$235	$(218)	$-	$17

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,592	$-	$-	$2,592
Restricted cash	35	-	-	35
Derivative liability - warrants	-	(311)	-	(311)
	$2,627	$(311)	$-	$2,316

Note 4 – Commitments and Contingencies:

A.	Commitments:

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2014, the contingent liability that was not recognized amounted to $245,477.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of September 30, 2014, the remaining loan balance was $154,000.

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

Nine Months Ended September 30,
2013
Revenue	$-
Cost of revenue	16
Gross loss	(16)
Research and development costs	-
Selling, general, and administrative expenses	2
Loss on realization of shareholdings	372
Operating loss	(390)
Financial expense, net	9
Loss before provision for income taxes	(399)
Provision for income taxes	-
Net loss	$(399)

Note 6 – Subsequent Events:

On October 14, 2014, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Sophisticated Business Systems, Inc., or Ateras, pursuant to which Ateras and one of the Company’s wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, the Company expects the acquisition will be completed during the fourth quarter of 2014. The definitive agreement provides for the issuance of 6.2 million of the Company’s ordinary shares. Ateras generated revenue of $5.8 million for the year ended December 31, 2013 and had net losses of $0.3 million for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

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

Overview

We develop and market enterprise legacy migration solutions and provide tools and professional services to international markets through several entities including wholly-owned and majority-owned subsidiaries located in: the United States, the United Kingdom, Italy, Romania and Israel.  These technologies and services allow businesses to migrate from their legacy mainframe and distributed information technology infrastructures to modern environments and programming languages.

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

 During 2013 and the nine months ended September 30, 2014,  we continued to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling, general and administrative expenses and research and development costs.  The number of our full-time employees has decreased from approximately 96 full-time employees and four full-time consultants as of December 31, 2013 to 59 full-time employees and five full-time consultants as of September 30, 2014.

As of September 30, 2014, we had cash and cash equivalents of $223,000 and working capital of $193,000. Our current cash and cash equivalents, together with the available borrowing under our credit facility described further below, is sufficient to fund our operations for the foreseeable future.

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

The fact that the modernization needs of the market are evolving on a constant basis, necessitates that we be capable of tracking and predicting changes in technologies. Anticipating the needs of the information technology modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

However, even if we develop modernization solutions that address the evolving needs of the legacy information technology modernization market, we cannot assure that there will be a predictable demand for our offerings. Variables ranging from the macro-economic climate, to the competitive landscape, and to the perceived need that the enterprise market has for a specific modernization solution, may have an impact of a longer sales cycle or increased pricing pressure.

In addition, we must retain our skilled personnel in the fields of project management, legacy systems, and leading modern technologies. Maintaining and growing the requisite skill base can be problematic.  Personnel with an understanding of legacy technologies are a finite resource and the market for recruiting and retaining such workforce can be highly competitive.

Recent Developments

On October 14, 2014, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Sophisticated Business Systems, Inc., or Ateras, pursuant to which Ateras and one of our wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, we expect the acquisition will be completed during the fourth quarter of 2014. The definitive agreement provides for the issuance of 6.2 million of our ordinary shares. Ateras generated revenue of $5.8 million for the year ended December 31, 2013 and had net losses of $0.3 million for the year ended December 31, 2013.

 In September 2014, we entered into an amendment to our existing loan agreement with Comerica Bank to: (i) increase the non-formula revolving line up to the amount of $2 million backed by guarantees; (ii) increase the borrowing base revolving line amount up to $1.5 million upon the closing of the Ateras merger; and (iii) extend the loan maturity date to December 31, 2015. The amendment has a financial covenant for a minimum liquidity ratio. Our obligations under the amendment are secured by a security interest in our copyrights, trademarks and patents. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 28, 2014.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205)and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity: the amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not expect a significant impact on the consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606).). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. We do not expect material impacts on our consolidated financial statements upon adoption.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging(Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The objective of this ASU is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. The ASU requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. We will adopt the ASU on January 1, 2016. We are still assessing whether this adoption will have an effect on our consolidated financial statements.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the nine months ended September 30,	Inflation rate in Israel	Revaluation (Devaluation) of Israeli new shekel, or NIS, against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2014	(0.29)	6.45	8.52
2013	1.82	(5.25)	(2.27)

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended September 30,
	2014		2013
	(in Thousands)%		(in Thousands)%

Revenue	$1,594	100.0	$1,934	100.0
Cost of revenue	1,042	65.4	1,044	54.0
Gross profit	552	34.6	890	46.0
Research and development costs	168	10.5	352	18.2
Selling, general, and administrative expenses	1,279	80.2	1,689	87.3
Gain on sales of subsidiaries and AppBuilder	-	-	-	-
Operating loss	(895)	(56.1)	(1,151)	(59.5)
Financial income (expense), net	58	3.6	(25)	(1.3)
Profit (loss) before taxes on income	(837)	(52.5)	(1,176)	(60.8)
Taxes on income	11	.7	8	.4
Net loss from continued operation	(848)	(53.2)	(1,184)	(61.2)
Net loss from discontinued operation	-	-	-	-
Net loss	(848)	(53.2)	(1,184)	(61.2)
Net results attributable to non-controlling interests	(70)	(4.4)	56	2.9
Loss attributable to BluePhoenix’ shareholders	(778)	(48.8)	(1,240)	(64.1)

	Nine months ended September 30,
	2014		2013
	(in Thousands)%		(in Thousands)%

Revenue	$5,346	100.0	$6,495	100.0
Cost of revenue	3,053	57.1	3,222	49.6
Gross profit	2,293	42.9	3,273	50.4
Research and development costs	693	13.0	1,048	16.1
Selling, general, and administrative expenses	4,152	77.7	4,804	74.0
Gain on sales of subsidiaries and AppBuilder	-	-	(786)	(12.1)
Operating loss	(2,552)	(47.7)	(1,793)	(27.6)
Financial income (expense), net	93	1.7	(67)	(1.0)
Profit (loss) before taxes on income	(2,459)	(46.0)	(1,860)	(28.6)
Taxes on income	29	.5	59	.9
Net loss from continued operation	(2,488)	(46.5)	(1,919)	(29.5)
Net loss from discontinued operation	-	-	399	6.1
Net loss	(2,488)	(46.5)	(2,318)	(35.7)
Net results attributable to non-controlling interests	(35)	(.7)	277	4.3
Loss attributable to BluePhoenix’ shareholders	(2,453)	(45.9)	(2,595)	(40.0)

Three and Nine Months Ended September 30, 2014 and 2013

Revenue. Revenue was $1.6 million for the three months ended September 30, 2014, a 17.6% decrease when compared to $1.9 million for the three months ended September 30, 2013. Revenue was $5.3 million for the nine months ended September 30, 2014, a 17.7% decrease when compared to $6.5 million for the nine months ended September 30, 2013.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts. Revenue generated from fixed price projects was $900,000 for the three months ended September 30, 2014 and $1.3 million for the three months ended September 30, 2013. Revenue generated from fixed price projects was $2.7 million for the nine months ended September 30, 2014 and $4.5 million for the nine months ended September 30, 2013. This decrease in both periods is attributable to the completion of several projects in 2013 and the timing difference in the start of new projects and the completion of old projects.

Revenue generated from our consulting services was $261,000 for the three months ended September 30, 2014 compared to $264,000 for the three months ended September 30, 2013. Revenue generated from our consulting services was $1.1 million for the nine months ended September 30, 2014 compared to $885,000 for the nine months ended September 30, 2013.  This increase for both periods is due to an increase in the average cost charged for consulting projects.

Revenue generated from our licensing services was $166,000 for the three months ended September 30, 2014 compared to $30,000 for the three months ended September 30, 2013. Revenue generated from our licensing services was $660,000 for the nine months ended September 30, 2014 compared to $141,000 for the nine months ended September 30, 2013. The increase in revenue generated from our license fees for both periods is attributed to an increase in the number of customers and an increase in the average value of the licensing services.

Revenue generated from our long-term maintenance contract services was $269,000 for the three months ended September 30, 2014 compared to $311,000 for the three months ended September 30, 2013. Revenue generated from our long-term maintenance contract services was $828,000 for the nine months ended September 30, 2014 compared to $938,000 for the nine months ended September 30, 2013. The decrease in long-term maintenance contracts for both periods is attributable a decrease in the number of maintenance contracts partially offset by an increase in the average value of the contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1 million for the three months ended September 30, 2014, compared to $1 million for the three months ended September 30, 2013. Cost of revenue was $3.1 million for the nine months ended September 30, 2014 compared to $3.2 million for the nine months ended September 30, 2013, a decrease of 5.2%.  Cost of revenue as a percentage of revenue was 65.4% for the three months ended September 30, 2014 compared to 54.0% for the three months ended September 30, 2013.  Cost of revenue as a percentage of revenue was 57.1% for the nine months ended September 30, 2014 compared to 49.6% for the nine months ended September 30, 2013.  The increase in cost of revenue as a percentage of revenue for three and nine months ended September 30, 2014 is primarily attributable to lower revenue.

Gross profit. Gross profit was $0.6 million for the three months ended September 30, 2014, a 38% decrease when compared to $0.9 million for the three months ended September 30, 2013. Gross profit for the nine months ended September 30, 2014 was $2.3 million, a 29.9% decrease from $3.3 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenue was 34.6% for the three months ended September 30, 2014 compared to 46% for the three months ended September 30, 2013. Gross profit as a percentage of revenue, was 42.9% for the nine months ended September 30, 2014 compared to 50.4% for the nine months ended September 30, 2013. The decrease in both periods is primarily attributable to lower revenue, partially offset by the reduction in cost of revenue due to the reduction in our implementation team workforce.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $168,000 for the three months ended September 30, 2014, a 52.3% decrease when compared to $352,000 for the three months ended September 30, 2013. Research and development costs for the nine months ended September 30, 2014 were $693,000 compared to $1 million for the nine months ended September 30, 2013, a decrease of 33.9%. The decrease in both periods was the result of the reduction in salary costs due to the reduction in our research and development workforce.  As a percentage of revenue, research and development costs were 10.5% for the three months ended September 30, 2014 and 18.2% for the three months ended September 30, 2013. Research and development cost as a percentage of revenue was 13% for the nine months ended September 30, 2014 and 16.1% for the nine months ended September 30, 2013.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses were $1.3 million for the three months ended September 30, 2014, a 24.3% decrease when compared to $1.7 million for the three months ended September 30, 2013. Selling, general, and administrative expenses for the nine months ended September 30, 2014 were $4.2 million compared to $4.8 million for the nine months ended September 30, 2013, a decrease of 13.6%.   Most of the decrease in both periods was the result of the reduction in salary costs due to the reduction in our selling, general and administrative workforce. As a percentage of revenue, selling, general and administrative expenses were 80.2% for the three months ended September 30, 2014 compared to 87.3% for the three months ended September 30, 2013. Selling, general and administrative expenses were 77.7% for the nine months ended September 30, 2014 compared to 74.0% for the nine months ended September 30, 2013.

Gain on sales of subsidiaries and AppBuilder. Gain on sale of AppBuilder, for the nine months ended September 30, 2013, amounted to $786,000, and constitutes proceeds previously received as part of the AppBuilder transaction that were subject to fulfillment of certain conditions that have been met.   We did not sell any subsidiaries in the nine months ended September 30, 2014.

Financial income (expense), net. Financial expenses include interest paid on a loan extended by a third party, accounting charges related to warrants previously issued by us, which we record as a derivative, and expenses from fluctuations in foreign currency exchange rate. The financial income is the result of the effect of the change in our stock price and its effect on the value of our warrants. Our financial income was $58,000 for the three months ended September 30, 2014, when compared to financial expense of $25,000 for the three months ended September 30, 2013. Our financial income was $93,000 for the nine months ended September 30, 2014 compared to financial expense of $67,000 for the nine months ended September 30, 2013.

Taxes on income.  We had income tax expense of $11,000 for the three months ended September 30, 2014, compared to $8,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we had income tax expense of $29,000 compared to $59,000 for the nine months ended September 30, 2013. The tax expense for the nine months ended September 30, 2014 and 2013 is current tax expense.

Net loss from discontinued operation. We did not have any gain or loss from discontinued operation for the nine months ended September 30, 2014. Net loss from discontinued operation for the nine months ended September 30, 2013 was attributable to BridgeQuest, Inc. and amounted to $399,000.

Net result attributable to non-controlling interest. Net results attributable to non-controlling interest was a $70,000 loss for the three months ended September 30, 2014, when compared to a $56,000 gain for the three months ended September 30, 2013, and represented the non-controlling share in the net results of our subsidiary, Zulu Software Inc. Net results attributable to non-controlling interest for the nine months ended September 30, 2014 was a $35,000 loss compared to a $277,000 gain for the nine months ended September 30, 2013

Liquidity and Capital Resources

We require cash to fund our operations and we have experience significant losses and negative cash flows in the recent past. Since our inception, we have funded our operations primarily through the public and private sales of our securities, cash received from customers and through our borrowing under our credit facility and otherwise. As of September 30, 2014, we had cash and cash equivalents of $223,000 and working capital of $193,000. As of December 31, 2013, we had cash and cash equivalents of $2.6 million and working capital of $2.3 million. As of September 30, 2014, we had drawn down $571,000 under our credit facility described below.

Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions.

Credit Facility

In September, 2014, we entered into an amendment to its existing loan agreement with Comerica Bank to: (i) increase the non-formula revolving line up to the amount of $2 million backed by guarantees; (ii) increase the borrowing base revolving line amount up to $1.5 million upon the closing of the Ateras merger; and (iii) extend the loan maturity date to December 31, 2015. The amendment has a financial covenant for a minimum liquidity ratio. Our obligations under the amendment are secured by a security interest in our copyrights, trademarks and patents. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

As of September 30, 2014, we had borrowed $450,000 against our non-formula revolving line and $121,000 against the revolving line. The principal terms of the agreement are as follows:

•	non-formula revolving line in the amount up to $2,000,000 backed by a guarantee;

•	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

•	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

•	financial covenant for a minimum bank debt liquidity ratio calculated monthly as of the last day of each month, upon the closing of the Ateras Merger.

Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2014, was $2.9 million compared to $1.5 million during the nine months ended September 30, 2013. The change is primarily attributable to an increase in trade receivables of $0.4 million and a decrease in our other current liabilities and deferred revenues of $0.7 million caused by an increase in the rate of collections on outstanding invoices, partially offset by a lack of gain on sales of a subsidiary of $0.4 million. Operational efficiencies and savings are anticipated to be realized through the merger with Ateras, as we expect that the new combined entity will continue to progress towards break-even cash flow.

Cash Used in Investment Activities

Net cash used in investment activities during the nine months ended September 30, 2014 was $42,000 compared to $791,000 net cash provided by investment activities during the nine months ended September 30, 2013. Net cash used in investment activities in 2014 includes purchases of computers and computer software. Net cash provided by investment activities during the nine months ended September 30, 2013 includes proceeds of $800,000 from the sale of our subsidiary.

Cash Used in Financing Activities

Net cash provided by financing activities was $523,000 during the nine months ended September 30, 2014. As of September 30, 2014, we borrowed $450,000 against our non-formula revolving line and $121,000 against the revolving line. Net cash used in financing activities was $176,000 during the nine months ended September 30, 2013 for the repayment of loans to banks and a third party.

Contractual Commitments and Guarantees

2009 Warrants

In October 2009, as part of a $4.2 million private placement, we issued to institutional investors Series A Warrants exercisable for 204,686 ordinary shares until October 2014, of which warrants to purchase 102,343 ordinary shares were still outstanding as of September 30, 2014. The adjusted exercise price of these warrants was $1.5634 per share. As agreed with the investors, we agreed to register the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement. On October 9, 2014, all of the remaining warrants were exercised for a total of $160,003.

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2014, the contingent liability amounted to $245,477.

Ministry of Production in Italy

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of September 30, 2014, the remaining loan balance was approximately $154,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2014 until 2016. Operating lease payments for the nine months ended September 30, 2014 were approximately $250,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the nine months ended September 30, 2014.

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

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates. Therefore, we do not estimate that changing our headquarters from Herzliya, Israel to Seattle, Washington in June 2013 will have a material impact on the amount of future tax payments until these carry forward losses are utilized or until we have taxable income on an ongoing basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we have an outstanding $154,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of September 30, 2014 (at fair value):

	Euro	British Pound	NIS	USD	Other		Total
Accounts Receivables	2%	7%	6%	86%	*	%	100%
Accounts Payables	12%	2%	24%	60%	2%		100%

* Less than 1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

In the past few years, we have experienced significant losses and negative cash flows from operations. If these trends continue our business, financial condition and results of operations would be materially adversely affected.

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $2.5 million and $2.6 million in each of the nine months ended September 30, 2014 and 2013, respectively.  Our negative cash flows from operations were $2.9 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013. Our negative cash flows from operations were $0.7 million for the three months ended September 30, 2014 compared to $0.2 million for three months ended September 30, 2013. As of September 30, 2014, we had cash and cash equivalents of $223,000 compared to cash and cash equivalents of $2.6 million as of December 31, 2013. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future.

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

Our revenue is dependent upon the strength of the worldwide economy. In particular, we depend upon our customers making continuing capital investments in information technology products, such as those marketed and sold by us. These spending levels are impacted by the worldwide level of demand for enterprise legacy information technology modernization solutions and services. Demand is normally a function of prevailing global or regional economic conditions and is negatively affected by a general economic slow-down as consumers reduce discretionary spending on information technology upgrades.

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $5.3 million for the nine months ended September 30, 2014 and $6.5 million for the nine months ended September 30, 2013.

We have identified and continue to experience, from time to time, delays in purchase order placement by our customers and longer sales cycles. The negotiation process with our customers has developed into a lengthy and expensive process. Customers with excess information technology resources have chosen and may continue to choose to develop in-house software solutions rather than obtain those solutions from us. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers. In addition, we anticipate that our low liquidity and financial condition may negatively impact the willingness of customers to place purchase orders with us.

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

On October 14, 2014, we entered into the Amended Merger Agreement, pursuant to which Ateras and one of our wholly owned subsidiaries will merge, subject to shareholder approval, regulatory review and other closing conditions. If such conditions are satisfied, we expect the acquisition will be completed in the fourth quarter of 2014. We cannot be assured that this acquisition will be completed and if the acquisition is completed, whether we realize the anticipated benefits from this acquisition depends, in part, upon our integration of the Ateras business into ours, our ability to retain the customers of Ateras, and our ability to otherwise manage the operations historically conducted by Ateras. We may face difficulty or unanticipated expense in retaining customers, or marketing or selling the Ateras products and services. Any of these circumstances could prevent us from realizing the anticipated benefits of the Ateras acquisition, which could cause our business to suffer. In addition, if the acquisition of Ateras is completed, our shareholders will bear substantial dilution as a result of the issuance of 6.2 million ordinary shares.

We had negative cash flows from operations for the nine months ended September 30, 2014 and in 2013 which may continue if we are not successful at increasing our revenue or reducing our expense level.

We had negative operating cash flows of $2.9 million for the nine months ended September 30, 2014 and $1.5 million in the nine months ended September 30, 2013. Based on the continuing decline in revenue for the first nine months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

In February 2013, we sold the operations of BridgeQuest, Inc. and its subsidiary. This sale, as well as those consummated in 2012, together with our cost saving plan, were intended to set our expenses at a level commensurate with expected revenue levels. However, to date, such cost saving measures have not resulted in reduced expense levels commensurate with our reduced level of revenue and there can be no assurance that such result will occur in the future. As a result, our business, financial condition and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the nine months ended September 30, 2014, Jetro accounted for 11.5%, IBM Corporation accounted for 8.1% and Xerox accounted for 9.4% of our revenue.

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

One of our majority-owned subsidiaries, Zulu Software Inc., contributed a material portion of our revenue for the nine months ended September 30, 2014 and in 2013. We do not wholly own this subsidiary, although we control it. A significant decrease in revenue of such subsidiary or any other material adverse events affecting such subsidiary, could materially adversely affect our business, financial condition and results of operations

If we fail to estimate accurately the costs of fixed-price contracts, we may incur losses.

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

Based on the continuing decline in revenue for the first nine months of 2014 and in 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

Conversely, adjusting our cost structure to fit economic downturn conditions may have a negative effect on us during an economic upturn or periods of increasing demand for our information technology solutions. If we have to aggressively reduce our costs, we may not have sufficient resources to capture new information technology projects, timely comply with project delivery schedules and meet customer demand. If we are unable to effectively manage our resources and capacity to capitalize on periods of economic upturn, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to accurately predict and respond to market developments or demands, our business would be adversely affected.

The information technology modernization business is characterized by rapidly evolving technology and methodologies. This makes it difficult to predict demand and market acceptance for our technology and services. In order to succeed, we need to adapt the solutions we offer in order to keep up with technological developments and changes in customer needs. We cannot guarantee that we will succeed in enhancing our technology and services, or developing or acquiring new technology that adequately addresses changing customer requirements. We also cannot assure you that the technology and services we offer will be accepted by customers. If our technology and services are not accepted by customers, our future revenue and profitability will be adversely affected. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing solutions obsolete and unmarketable, or require us to enhance our current technology or develop new technology. This may require us to expend significant amounts of money, time, and other resources to meet the demand. This could strain our personnel and financial resources. Furthermore, modernization projects deal with customer mission critical applications, and therefore encapsulate risk for the customer. Therefore, customers are more cautious in entering into transactions with us, and accordingly, the process for approval and signing of deals may be lengthy and expensive. We make efforts to mitigate such risks associated with legacy modernization projects but from time to time we encounter delays in the negotiation process.

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

Our quarterly and annual results of operations have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. These fluctuations can occur as a result of any of the following events:

•	global economic trends;

•	global political trends, in particular, in the middle east and in countries in which we operate;

•	adverse economic conditions in various geographic areas where our customers and potential customers operate;

•	Acquisitions, such as our anticipated acquisition of Ateras, and dispositions of companies and assets;

•	timing of completion of specified milestones and delays in implementation;

•	timing of product releases;

•	timing of contracts;

•	changes in selling and marketing expenses, as well as other operating expenses; and

•	currency fluctuations and financial expenses related to our financial instruments.

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

The assets listed in our consolidated balance sheet as of September 30, 2014 and December 31, 2013, include, among other things, goodwill valued at approximately $12.5 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

In each of the fourth quarters of 2013 and 2012, impairment tests were performed and no goodwill impairment was identified.

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

In 2014, we continued our cost saving plan by continuing to reduce our headcount, which resulted in a reduction of approximately 37 additional full-time positions. The reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

We operate in a highly competitive market. Competition in the modernization field is, to a large extent, based upon the functionality of the available solutions. Our competitors may be in a better position to devote significant funds and resources to the development, promotion and sales of their technology and services, thus enabling them to respond more quickly to emerging opportunities and changes in technology or customer requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase such competitors’ ability to successfully market their technology and services. We also expect that competition will increase as a result of consolidation within the industry. As we develop new solutions, we may begin to compete with companies with which we have not previously competed. Our competitors include:

•	small vendors who provide specific solutions for a particular area of modernization, such as Ateras (which we agreed to merge in August 2014), Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;
•	large system integrators such as IBM, HP, Dell, Accenture, Cognizant and Capgemini, some of whom we also partner with;

•	independent software vendors such as Rocket Software, Micro Focus and Metaware; and

•	Indian system integrators such as TCS, WIPRO, Infosys and Patni.

We may be unable to differentiate our solutions from those of our competitors, or successfully develop and introduce new solutions that are less costly than, or superior to, those of our competitors. This could have a material adverse effect on our ability to compete.

Many of our existing and potential competitors may have or may acquire more extensive development, marketing, distribution, financial, technological and personnel resources than we do. This increased competition may result in our loss of market share and pricing pressure which may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that competition with both competitors within our industry and with the in-house information technology departments of certain of our customers or prospective customers will not result in price reductions for our solutions, fewer customer orders, deferred payment terms, reduced revenue or loss of market share, any of which could materially adversely affect our business, financial condition, and results of operations.

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

Most of our worldwide sales are currently denominated in U.S. dollars, Israeli shekel, British pounds and euros while our reporting currency is the dollar. A decrease in the value of the dollar relative to these foreign currencies would make our products more expensive and increase our operating costs and, therefore, could adversely affect our results and harm our competitive position in the markets in which we compete.

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

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of October 31, 2014 was $3.64.

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of September 30, 2014, our shareholders equity was $12.4 million.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2012
Fourth Quarter	4.29	3.53
2013
First Quarter	4.58	3.95
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.20
Second Quarter	4.48	4.00
Third Quarter	4.29	3.55

As of October 31, 2014, the market price of our ordinary shares was $3.64.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of September 30, 2014, we had 11,537,846 ordinary shares outstanding and 916,004 ordinary shares reserved for issuance under our employee equity compensation plans, including 592,744 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue our ordinary shares:

•	6.2 million ordinary shares issuable upon the closing of the proposed Ateras merger and up to 50,000 restricted stock units to certain continuing employees of Ateras;

•	102,343 ordinary shares issuable upon exercise of warrants issued by us to institutional investors in connection with the private placement consummated in October 2009; which warrants were exercised in full in October 2014; and

•	Up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013.

We registered for resale the shares underlying the warrants issued to the institutional investors in October 2009, pursuant to registration rights agreements entered into with such investors. In addition, we have committed to register for resale up to an additional 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights. We have also agreed to provide certain registration rights to certain Ateras stockholders in connection with the Ateras merger.

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

Generally, a foreign corporation is a PFIC for U.S. federal income tax purposes if (i) 75% or more of its gross income in a taxable year is passive income, or (ii) the average percentage of its assets for the taxable year that produce, or are held for the production of, passive income is at least 50%. Passive income includes interest, dividends, royalties, rents and annuities. Passive assets include working capital, including cash raised in public offerings.  If we are or become a PFIC, our U.S. shareholders could suffer adverse tax consequences, including being taxed as ordinary income tax rates and being subject to an interest charge on gain from the sale or other disposition of our ordinary shares and on certain “excess distributions” with respect to our ordinary shares. Because we expect to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC in 2014 or in a subsequent year.

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

Based on information filed by our three largest shareholders with the Securities and Exchange Commission as of September 30, 2014, our three largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities, beneficially owned approximately 37.7%, 28.9% and 17.3%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 83.4% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our three largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. Assuming the closing of the Ateras merger, Mindus Holdings, Ltd, will beneficially own an estimated 29.4% of our ordinary shares. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6. Exhibits

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	First Amendment to Loan and Security Agreement, Joinder and Modification of Loan Documents dated September 25, 2014

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.
(5)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BluePhoenix Solutions Ltd
(Registrant)

Date: November 14, 2014	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	First Amendment to Loan and Security Agreement, Joinder and Modification of Loan Documents dated September 25, 2014

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 10, 2014.

