Form 10-K
period 2014-12-31
Modsys International Ltd
filed 2015-03-31
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From   to

Commission File Number 333-06208

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $47,828,215 based on the closing sale price as reported on the NASDAQ Global Market of $4.16.

As of March 20, 2015, there were 17,864,560 ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

(FORMELRY: BLUEPHONIX SOLUTIONS LTD.)

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) and its subsidiaries unless otherwise indicated.

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

ITEM 1.    BUSINESS

Business Overview

Our Business

We develop and market enterprise legacy migration solutions and provide tools and professional services to international markets through several entities including wholly-owned subsidiaries located in: the United States, the United Kingdom, Italy, Romania, and Israel.  These technologies and services allow businesses to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programming languages.

Through the use of Modern Systems developed technology, we:

●	perform conversions of legacy mainframe applications written in COBOL, CA GEN, Natural, PL/1 to Java and C# code;
●	perform conversions of legacy databases such as IDMS, ADABAS, VSAM, IMS, ICL to SQL Server, Oracle and DB2 environments; and
●	Sell “Replatforming” software that allows companies to modernize their databases from ADABAS to Oracle, SQL Server or DB2 and get off the mainframe while keeping their application in legacy Natural codebase.

The technology conversion tools are proprietary to us and perform automated code conversion of programming languages and database replication.

In addition to the technology tools, we provide professional services for:

●	project management of migrations;
●	understanding and mapping of the applications;
●	testing;
●	remediation; and
●	Ongoing monitoring and management of the environments.

Ateras Merger

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras” (“Ateras”). At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd., merged with and into Ateras (the “Merger”). As a result of the Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The surviving entity was then renamed MS Modernization Services, Inc.

Upon the closing of the Merger, we issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Merger. In connection with the closing of the Merger, Scott Miller was elected to our Board of Directors.

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

In 2014, HP Enterprise Services UK Ltd and Jetro Cash & Carry accounted for 15.5% and 11.1% of our revenue, respectively. In 2013, IBM Corporation accounted for 13.9% of our revenues.

The following table summarizes the revenues from our technology and services by geographic regions based on the location of the end customer for the periods indicated:

	Year ended December 31,
	2014	2013
	(in thousands)
North America	3,743	4,147
Europe	2,688	2,465
Israel	809	1,791
Other	-	134
Total Revenue	$7,240	$8,537

Research and Development

We continue to reinvest in our company through our investment in technology and process improvement. We also invest in a skilled and specialized workforce. In 2014, our investment in research and development amounted to $932,000, as compared to $1.5 million in 2013. The decrease was the result of a reduction in our research and development workforce.

Chief Scientist Grants

PowerText — We received, through a subsidiary, an aggregate of approximately $300,000 in grants from the Office of the Chief Scientist in the Ministry of Industry, Trade and Labor of the State of Israel, or the OCS, for the development of PowerText. PowerText is a software solution for automated electronic document mining, management and presentment. Royalties of 3% are payable to the OCS on all sales of PowerText up to 100% of the dollar-linked grant received. The balance of the contingent liability relating to the royalties payable by our subsidiaries to the OCS, at December 31, 2014, amounted to approximately $238,000.

Other Grants

During 2007, our subsidiary, Blue Phoenix I-ter S.R.L. (I-ter), received an amount of $585,000 from the Ministry of Production in Italy for I-ter’s Easy4Plan product. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2014, the remaining loan balance was approximately $154,000. Our subsidiary’s operations have been reduced significantly, which may result in the Ministry of Production in Italy requiring the immediate repayment of the full outstanding loan amount.

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

However, even if we develop modernization solutions that address the evolving needs of the legacy IT modernization market, we cannot assure that there will be a predictable demand for our offerings. Variables, ranging from the macro-economic climate, to the competitive landscape, to the perceived need that the enterprise market has for a specific modernization solution, may have an impact such as, a longer sales cycle or increased pricing pressure.

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

Organizational Structure

We run our worldwide operations through several wholly owned and controlled subsidiaries, the significant of which are named below:

Name of Subsidiary	Ownership Interest	Country of Incorporation
Modern Systems Corporation	100%	United States
BluePhoenix Solutions U.K. Limited	100%	United Kingdom
BluePhoenix Legacy Modernization s.r.l.	100%	Italy
BluePhoenix I-ter S.R.L.	100%	Italy
BluePhoenix Solutions Srl.	100%	Romania
Zulu Software Inc.	72%	United States
MS Modernization Services Inc.	100%	United States

Employees

We had 66 full-time employees and 11 full-time consultants, as of December 31, 2014

Company Information

We were incorporated in Israel in 1987 under the name A. Crystal Solutions Ltd. In 1996, we changed our name to Crystal Systems Solutions Ltd. In 2003, we changed our name to BluePhoenix Solutions Ltd. In 2014, we changed our name to ModSys International Ltd. Our registered office is located at 3 Hasadnaot Street, Herzliya, 46733, Israel and our telephone number is: 972-545- 333158.  Our headquarters are located at 601 Union Street, Suite 4616, Seattle, Washington, 98101 and our telephone number is (206) 395-4152.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $3.4 million and $4.0 million in each of the years 2014 and 2013, respectively.  Our negative cash flows from operations were $3.5 million in 2014 compared to $2.8 million in 2013. As of December 31, 2014, we had cash and cash equivalents of $449,000 compared to cash and cash equivalents of $2.6 million as of December 31, 2013.  These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. If these trends continue, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition, and results of operations.

We have a credit facility with one bank which expires December 31, 2015. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

In the past, we had several credit facilities with multiple banks. Following the repayment of all of our loans to the banking institutions, we currently maintain only one credit facility which expires December 31, 2015. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we may be required to raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that such financing would be available, either from investors or financing institutions. Banks usually require as a condition to providing financing, compliance with covenants regarding our maintenance of certain financial ratios. In addition, those covenants may include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us. Our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets.

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

We may not realize the anticipated benefits of the Ateras merger.

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.”. We cannot be assured that we will realize the anticipated benefits from this merger. The anticipated benefits depend, in part, upon our integration of the Ateras business into ours, our ability to retain the customers of Ateras, and our ability to otherwise manage the operations historically conducted by Ateras. We may face difficulty or unanticipated expense in retaining customers, or marketing or selling the Ateras products and services. Any of these circumstances could prevent us from realizing the anticipated benefits of the Ateras merger, which could cause our business to suffer.

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenues decreased from $8.5 million in 2013 to $7.2 million in 2014.

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

We cannot predict the timing, strength or duration of any economic slowdown or any subsequent recovery. If the conditions in the markets in which we operate remain the same or worsen from present levels, or if customers are dissuaded to contract us due to our financial condition, our business, financial condition, and results of operations would be materially and adversely affected.

We had negative cash flows from operations in 2014 and 2013, which may continue if we are not successful at increasing our revenues or reducing our expense level.

We had negative operating cash flows of $3.5 million in 2014 and $2.8 million in 2013. Based on the continuing decline in revenues in 2014 and 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses, and research and development expenses.

In February 2013, we sold the operations of BridgeQuest, Inc. and its subsidiary. This sale, as well as certain other sales of operations consummated in 2012, together with our cost saving plan, were intended to set our expenses at a level commensurate with expected revenue levels. There can be no assurance, however, that such plans will result in reduced expense levels commensurate with our reduced level of revenues. As a result, our business, financial condition, and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenues, could cause a reduction in our revenues and profitability, which in turn could materially adversely affect our business, financial condition, and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenues. In 2014, HP Enterprise Services UK Ltd and Jetro Cash & Carry accounted for 15.5% and 11.1% of our revenue, respectively. In 2013, IBM Corporation accounted for 13.9% of our revenue.

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

If we are unable to effectively control our costs while maintaining our customer relationships, our business, results of operations, and financial condition could be adversely affected.

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

Based on the continuing decline in revenues in 2014 and 2013, we continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.

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

The IT modernization business is characterized by rapidly evolving technology and methodologies. This makes it difficult to predict demand and market acceptance for our technology and services. In order to succeed, we need to adapt the solutions we offer in order to keep up with technological developments and changes in customer needs. We cannot guarantee that we will succeed in enhancing our technology and services, or developing or acquiring new technology that adequately addresses changing customer requirements. We also cannot assure you that the technology and services we offer will be accepted by customers. If our technology and services are not accepted by customers, our future revenues and profitability will be adversely affected. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing solutions obsolete and unmarketable, or require us to enhance our current technology or develop new technology. This may require us to expend significant amounts of money, time, and other resources to meet the demand. This could strain our personnel and financial resources. Furthermore, modernization projects deal with customer mission critical applications, and therefore encapsulate risk for the customer. Therefore, customers are more cautious in entering into transactions with us, and accordingly, the process for approval and signing of deals is lengthy and expensive. We make efforts to mitigate such risks associated with legacy modernization projects but from time to time we encounter delays in the negotiation process.

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

For example, our revenues decreased to $7.2 million in 2014 compared to $8.5 million in 2013.  The decrease in our revenues in recent years stems primarily from a softening in the monetary value of the average deal size, mostly in our legacy modernization projects. As a result of the foregoing, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication for future performance. Also, it is possible that our quarterly and annual results of operations may be below the expectations of public market analysts and investors.

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

The assets listed in our consolidated balance sheet as of December 31, 2014, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present. In each of 2014 and 2013, following impairment tests we performed, no goodwill impairment was identified.

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

During 2014, we continued our cost saving plan by reducing our headcount, which resulted in a reduction of approximately 23 full-time employees and consultants. The continued reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

In the event that we fail to satisfy our customers’ expectations from the results of the implementation of our solutions, or if we fail to timely deliver our solutions to our customers, these customers may suffer damages. When and if this occurs, we may be required under the customer agreement to pay penalties to our customers or pay their expenses (as has occurred in the past) and our customers may have the ability to cancel our contracts. Payments of penalties or a cancellation of a contract could cause us to suffer damages. In addition, we may not be paid for costs that we incurred in performing services prior to the date of cancellation. In addition, from time to time we may be subject to claims as a result of not delivering our products on time or in a satisfactory manner. Such disputes or others may lead to material damages.

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

Our competitors include:

●	small vendors who provide specific solutions for a particular area of modernization, such as Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;
●	large system integrators such as IBM, HP, Accenture, Cognizant and Capgemini, some of whom we also partner with;
●	independent software vendors such as Rocket Software, Micro Focus and Metaware; and
●	Indian system integrators such as TCS, WIPRO, Infosys and Patni.

We may be unable to differentiate our solutions from those of our competitors, or successfully develop and introduce new solutions that are less costly than, or superior to those of our competitors. This could have a material adverse effect on our ability to compete.

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

Risks inherent in our worldwide business activities generally include:

●	currency exchange fluctuations;
●	unexpected changes in regulatory requirements;
●	tariffs and other trade barriers;
●	costs of localizing products for foreign countries;
●	difficulties in operation of management;
●	potentially adverse tax consequences, including restrictions on the repatriation of earnings; and
●	the burdens of complying with a wide variety of local legislation.

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

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of March 20, 2015 was $2.205.

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of December 31, 2014 our shareholders equity was $30.4 million.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	High	Low

2014	$4.60	$3.14
2013	$4.80	$3.46

As of March 20, 2015, the market price of our ordinary shares was $2.205.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

●	impairments of our intangible assets;
●	our continued operating losses and negative cash flows;
●	our inability to secure funding;
●	any actual or anticipated fluctuations in our or our competitors’ quarterly revenues and operating results;
●	shortfalls in our operating results from levels forecast by securities analysts;
●	adverse consequences of litigation;
●	public announcements concerning us or our competitors;
●	the introduction or market acceptance of new products or service offerings by us or by our competitors;
●	changes in product pricing policies by us or our competitors;
●	changes in security analysts’ financial estimates;
●	changes in accounting principles;
●	sales of our shares by existing shareholders; and
●	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of December 31, 2014, we had 17,844,094 ordinary shares outstanding and 1,210,766 ordinary shares reserved for issuance under our employee equity compensation plans, including 613,266 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue our ordinary shares:

●	Up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013.

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

Generally, a foreign corporation is a PFIC for U.S. federal income tax purposes if (i) 75% or more of its gross income in a taxable year is passive income, or (ii) the average percentage of its assets for the taxable year that produce, or are held for the production of, passive income is at least 50%.   Passive income includes interest, dividends, royalties, rents and annuities. Passive assets include working capital, including cash raised in public offerings.  If we are or become a PFIC, our U.S. shareholders could suffer adverse tax consequences, including being taxed at the ordinary income tax rates and being subject to an interest charge on gain from the sale or other disposition of our ordinary shares and on certain “excess distributions” with respect to our ordinary shares. Because we expect to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC in 2014 or in a subsequent year.

Our four largest shareholders have substantial influence over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of December 31, 2014, our four largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, Lake Union Capital Management, LLC and affiliated entities, and Mindus Holdings, LTD beneficially owned approximately 26.6%, 18.6% 11.1% and 29.2%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 85.5% of our ordinary shares as of the date of this Annual Report on Form 10-K (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We, together with our subsidiaries and affiliates, currently occupy approximately 18,352 square feet of office space. The aggregate annual rent we paid for our facilities in 2014 was $237,000. The following table presents certain information about our current facilities and the terms of lease of these facilities.

Country and State	City	Sq. Feet	Expiration	Annual rental fees in 2014 (*) in thousands $
Israel	Herzliya	160	June 2015	12
USA, Washington	Seattle	500	Month-to-Month	69
Romania	Bucharest	6,300	August 2016	104
United Kingdom	Buckinghamshire	130	March 2014	9
Italy	Riccione	100	June 2014	5
USA, Virginia	Reston	1,885	June 2015	26
USA, Texas	Dallas	9,277	March 2019	12
Total		18,352		237

(*) Includes related fees such as management fees, parking, etc.

If, in the future, we determine that we need additional space to accommodate our facilities, we believe that we will be able to obtain this additional space without difficulty and at commercially reasonable prices. We do not own any real property. We have relocated our office in Israel to the area listed above, reducing its size due to the reduced headcount. The lease in Israel is a three month lease that renews automatically with a three month notice of termination requirement. The offices in the United Kingdom and Italy were closed during 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares, par value NIS 0.04 per share, have been trading on the NASDAQ Global Market since January 31, 1997, under the symbol “BPHX.” In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.”

Price Range of Our Common Stock

The following table sets forth the reported high and low sales closing prices of our ordinary shares for each quarter of the two most recent years, as quoted on the NASDAQ Global Market:

	Closing Price Per Share In US$
	High	Low
2013
First Quarter	4.58	3.95
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.20
Second Quarter	4.48	4.00
Third Quarter	4.13	3.55
Fourth Quarter	3.75	3.14

Holders of Record

As of March 20, 2015, there were approximately fourteen holders of record of our ordinary shares. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

In October 2014, we issued 102,343 ordinary shares upon the exercise of warrants issued to institutional investors as part of a $4.2 million private placement. The aggregate exercise price of the warrants was $160,003. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A,”Risk Factors” and in other parts of this Annual Report on Form 10-K. See ”Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Overview

We engage in the IT modernization solutions business and provide professional services. ModSys International Ltd. (Formerly: BluePhoenix Solutions Ltd.) (Together with its subsidiaries, the “Company” or “we”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

Modern Systems develops and markets enterprise legacy migration solutions and provides tools and professional services to international markets through several entities including wholly-owned subsidiaries located in: USA, UK, Italy, Romania and Israel.  These technologies and services allow business to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programming languages.

In February 2013, we executed an agreement for the sale of the operations of BridgeQuest, Inc. and its subsidiary. The total consideration that we received from the sale was $6,500.

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras” ( “Ateras”) At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd., merged with and into Ateras (the “Merger”). As a result of the Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The surviving entity was then renamed MS Modernization Services, Inc.

Upon the closing of the Merger, we issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Merger. In connection with the closing of the Merger, Scott Miller was elected to our Board of Directors.

We have experienced a significant decline in our revenues from $8.5 million in 2013 to $7.2 million in 2014, from which the contribution of Ateras merger was $0.2 million. The decline in our revenues is primarily attributable to a softening in the monetary value of the average deal size and reduction in number of deals, mostly in our legacy modernization projects.

Based on the continuing decline in revenues in 2013 and 2014, we continued to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.

 The number of our full-time employees has decreased from approximately 96 full-time employees and four full-time consultants as of December 31, 2013 to 66 full-time employees (from which 21 employees came from the merger) and eleven full-time consultants as of December 31, 2014.

 In 2014, our investment in research and development amounted to $932,000 compared to $1.5 million in 2013.  The decrease was the result of a reduction in our research and development workforce.

Challenges and Opportunities

In a market that continues to innovate and evolve, new technologies and practices, by definition, render existing technology deployments out-of-date or legacy. By the same measure, however, in order for us to capitalize on the constant source of legacy solutions, we must evolve our solutions portfolio to deal with the changing definition of what constitutes “leading edge” technologies and the growing set that is deemed to be “legacy.” Over time, as one legacy set of technologies is gradually replaced, we must be capable of addressing the modernization needs of the next set of aging technologies. However, these cycles are slow and provide us with the time to update our technology and products and build the necessary knowledge in-house.

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

Revenue Recognition

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

We recognize revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance period.  We present revenues from products and revenues from services in separate line items.  The product revenues line item includes revenues generated from stand-alone software products. In the services revenue line item, the Company includes revenues generated from maintenance and consulting fees and revenues accounted for pursuant to ASC 605-35-25. Tax collected from customers and remitted to government authorities (including VAT) are presented in the income statement on a net basis.

Revenues derived from direct software license agreements are recognized in accordance with FASB ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable, and persuasive evidence of an arrangement exists.

Long-term contracts accounted for pursuant to FASB ASC Topic 605-35-25 (prior authoritative literature: SOP 81-1, “Accounting for Performance of Construction-Type Contracts”) are contracts in which we sell our software framework, on which material modifications, developments and customizations are performed, to provide the customer with a new and modern IT application with enhanced capabilities that were unavailable in its former legacy system. The services are essential to the functionality of the software and to its compliance with customers’ needs and specifications. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. Changes in our estimates may affect the recognition of our long-term contract revenues. We recognize contract losses, if any, in the period in which they first become evident. Some of our contracts include client acceptance clauses. In these contracts, we follow the guidance of ASC 985-605-55 (formerly TPA 5100.67) and ASC Topic 605. In determining whether revenue can be recognized, when an acceptance clause exists, we consider our history with similar arrangements, the customer’s involvement in the negotiation process, and the existence of other service providers and the payment terms.

We recognize revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance. When a project involves significant production, modification or customization of software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-35-25. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. We recognize contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in our contracts.  Our software framework and these kinds of modifications and customizations are not sold separately. Therefore, we cannot appropriately justify reflecting the product portion separately in our statement of operations.

Impairment of Goodwill and Intangible Assets

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

We have one operating segment and one reporting unit related to overall IT modernization. We utilize a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of our assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. In 2014 and 2013, we determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using our share price in the NASDAQ Global Market and an appropriate control premium. As of December 31, 2014 and 2013, our market capitalization was significantly higher than the net book value of the reporting unit and therefore there was no need to measure a control premium or to continue to step 2.

Stock Based Compensation

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

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of December 31, 2014, there were no unrecognized tax benefits. Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes we are taking into account various estimations, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

Accounts Receivable and Allowances for Doubtful Accounts

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

Derivative Instruments

Under the provisions of FASB ASC Topic 815 “Derivatives and hedging,” all derivatives are recognized on the balance sheet at their fair value.

Valuations of Intangible Assets:

The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management.

Discount for Lack Of Marketability (DLOM)

In case of issuance of restricted shares, the purchase consideration needs to be calculated with a certain discount for lack of marketability ("DLOM") on the share price. Estimation of the DLOM for the restricted shares of the Company was based on the following parameters: Restriction period, risk free rate and volatility.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is still assessing whether this adoption will have an effect on its consolidated financial statements.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the Year ended December 31,	Inflation rate in Israel	Revaluation (Devaluation) of NIS against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2014	(0.2)	12.04	13.25
2013	1.82	(7.0)	(5.0)

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenues for the periods indicated:

Statement of Operations Data as a Percentage of Revenues

	Twelve Months ended December 31,
	2014	2013
	%	%
Revenues	100.0	100.0
Cost of revenues	56.3	52.6
Gross profit	43.7	47.4
Research and development costs	12.9	17.7
Selling, general, and administrative expenses	83.5	73.9
Gain on sale of subsidiary	0	(9.2)
Operating loss	(52.7)	(34.9)
Financial income (expenses), net	1.6	(1.3)
Other income, net	-	-
Loss before taxes on income	(51.1)	(36.2)
Income tax benefit	.3	3.5
Net loss from continued operation	(51.4)	(39.7)
Loss from discontinued operation	-	4.7
Net loss	(51.4)	(44.4)
Net results attributable to non-controlling interests	(4.5)	2.8
Net loss attributable to ModSys International Ltd. shareholders	(46.9)	(47.2)

Years Ended, 2014 and 2013

Revenue.

Revenue was $7.2 million in 2014, a 15.2% decrease when compared to $8.5 million in 2013. The decrease is primarily attributable to a decrease in the monetary value of the average deal size, mostly in our legacy modernization projects, partially offset by an increase in licensing revenue and the contribution of Ateras merger of $0.2 million.

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

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts. Revenue generated from fixed price projects was $3.7 million in 2014 and $5.6 million in 2013. This decrease is attributed to a decrease in the monetary value of the average deal size. Additionally, an overall decrease in number of projects in 2014 contributed to the decrease.

Revenue generated from our consulting services was $1.1 million in 2014, compared to $954,000 in 2013.  The increase for the year was driven by an increase in the monetary value of the average deal size.

Revenue generated from our licensing services was $1.2 million in 2014, compared to $389,000 in 2013. The increase in revenue generated from our license fees is attributed to an increase in the number of customers and an increase in the average value of the licensing services.

Revenue generated from our long-term maintenance contract services was $1.1 million in 2014, compared to $1.3 million in 2013. The decrease in long-term maintenance contracts is attributable to a decrease in the number of maintenance contracts partially offset by an increase in the average value of the contracts.

Cost of revenues.

Cost of revenues consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenues was $4.1 million in 2014, compared to $4.5 million in 2013, a decrease of 9.2%.   Cost of revenue as a percentage of revenue was 56.3% in 2014, compared to 52.6% in 2013.  This decrease in the amount of cost resulted primarily from the reduction in workforce, and a decrease in amortization of our intangibles assets, partially offset by the contribution of Ateras merger of $0.2 million.

Gross profit.

Gross profit in 2014 was $3.2 million, a 21.8% decrease from $4 million in 2013. Gross profit as a percentage of revenue, was 43.7% in 2014 compared to 47.4% in 2013. The decrease is attributable to lower revenue.

Research and development costs.

Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs in 2014 were $932,000 compared to $1.5 million in 2013, a decrease of 38.2%. The decrease was the result of the reduction in salary costs due to the reduction in our research and development workforce.   Research and development cost as a percentage of revenue was 12.9% in 2014 and 17.7% in 2013.

Selling, general, and administrative expenses.

Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses in 2014 were $6.0 million compared to $6.3 million in 2013, a decrease of 4.1%. The decrease for the year is attributable to the reduction of workforce offset by the one-time costs associated with the Merger and by the increase in provision for doubtful accounts. Selling, general and administrative expenses were 83.5% in 2014 compared to 73.9% in 2013.

Financial expenses, net.

Financial expenses include interest paid on a loan extended by a third party, expenses related to the change in value of the warrants previously issued by us, which we record as a derivative, and expenses from fluctuations in foreign currency exchange rate. The financial income is the result of the effect of the change in our stock price and its effect on the value of our warrants.  Our financial income was $115,000 in 2014 compared to financial expense of $114,000 in 2013.The income in 2014 is due to the change in our stock price and its effect on the value of the warrants offset by bank fees and interest charges.

Taxes on income.

In 2014, we had income tax expense of $25,000 compared to $297,000 in 2013. The tax expense in 2014 is comprised of $37,000 current tax expense and $12,000 tax credits related to previous years and the tax expense in 2013 is all current tax expense.

Net loss from discontinued operation.

We did not have any gain or loss from discontinued operation in 2014. Net loss from discontinued operation in 2013 was attributable to BridgeQuest, Inc. and amounted to $399,000.

Net result attributable to non-controlling interest.

Net results attributable to non-controlling interest represented the non-controlling share in the net results of our subsidiary, Zulu Software Inc. Net results attributable to non-controlling interest in 2014 was a $327,000 loss compared to a $243,000 gain in 2013. The loss in 2014 is due to an overall decrease in the number of projects in 2014.

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

In October 2009, we completed a $4.2 million private placement of ordinary shares and warrants issued to institutional investors. Under the Securities Purchase Agreement entered into with the institutional investors, we sold to the investors 341,144 ordinary shares and the investors were also granted Series A Warrants exercisable into 204,686 ordinary shares, until October 2014.   All warrants have been exercised. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

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

As of December 31, 2014, we had borrowed $1,000,000 against our non-formula revolving line and $233,000 against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by guarantees;
●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;
●	both the non-formula revolving line and borrowing base loan are at market based interest rates based on Prime + a margin; and
●	financial covenant for a minimum bank debt liquidity ratio calculated monthly as of the last day of each month, upon the closing of the Ateras Merger.

Cash and Cash Equivalents

As of December 31, 2014, we had cash and cash equivalents of $449,000 and negative working capital of $922,000. As of December 31, 2013, we had cash and cash equivalents of $2.6 million and working capital of $2.3 million. The working capital decreased due to the operating losses that decreased cash and increased short-term bank credit offset by the increase in trade receivables.

Net cash used in operating activities during 2014, was $3.5 million compared to $2.8 million during 2013. While Net Loss for the period remained relatively constant, the change is primarily attributable to the decrease of other current liabilities and deferred revenues in working capital.

Net cash used by investment activities in 2014, was $10,000 compared to net cash provided of $781,000 in 2013. The change is driven by 2013 cash proceeds from sales of subsidiaries and AppBuilder of $800,000.

Net cash provided in financing activities was $1.3 million in 2014 and net cash used in financing activities was $2 million in 2013.  In 2013, we consummated a private placement of 625,000 shares for $2.5 million offset by the repayment of loans to banks and a third party. In 2014, we utilized bank financing of $1.2M for funding of Operating Losses.

Our working capital and line of credit availability is sufficient for our present requirements

Capital Expenditures

Our capital expenditures include consideration paid for fixed assets.

Investment in property and equipment required to support our software development activities was comprised mainly of the purchase of computers and peripheral equipment.  This investment amounted to $51,000 in 2014 and $19,000 in 2013.

Treasury Shares

Since January 1, 2014, we have not repurchased any of our shares. As of December 31, 2014, we had repurchased an aggregate of 592,810 of our ordinary shares under our buy-back programs, for an aggregate of approximately $15.2 million. Some of the repurchased shares were allotted to employees and consultants in connection with the exercise of options and vesting of RSUs under our option and award plans. Under our buy-back programs, we may purchase our shares from time to time, subject to market conditions and other relevant factors affecting us. Under the Israeli Companies Law, 1999, referred to as the Companies Law, the repurchased shares held by us do not confer upon their holder any rights. The first buy-back program adopted in May 1998 enables us to purchase our shares, utilizing up to $5 million. Under the second buy-back program adopted in September 1998, and amended in May 1999, we may purchase, up to an additional 500,000 ordinary shares. We do not currently intend to make any additional repurchases under these two buy-back programs.

Contractual Commitments and Guarantees

2009 Warrants

In October 2009, as part of a $4.2 million private placement, we issued to institutional investors Series A Warrants exercisable into 204,686 ordinary shares until October 2014. In October 2014, the remaining 102,343 warrants were exercised for a total of $160,003. As agreed with the investors, we registered the shares purchased by the investors and those underlying the warrants for resale under an effective registration statement.

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2014, the contingent liability amounted to $238,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-ter S.R.L. (I-ter), received an amount of $585,000 from the Ministry of Production in Italy for I-ter’s Easy4Plan product. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2014, the remaining loan balance was approximately $154,000. Our subsidiary’s operations have been reduced significantly, which may result in the Ministry of Production in Italy requiring the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2019. Annual rental fees paid in 2014 were approximately $237,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1–2 years	3-5 years	More than 5 years
	in thousands $	in thousands $	in thousands $	in thousands $	in thousands $
Operating Lease Obligations	808	286	222	300	—

Loans from Others	154	40	40	74	—

Total	962	326	262	374	—

The above table does not include royalties that we may be required to pay to the OCS and that may reach, in the aggregate, as of December 31, 2014, $238,000. For more information about grants received from the OCS, see the section “Business— Business Overview - Chief Scientist Grants”.  We are unable to reasonably estimate the amounts that we will eventually be required to pay to the OCS, if at all, and the timing of such payments, since these payments depend on our ability to sell products based on the OCS-funded technologies and the timing of such sales, if any.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the fiscal year ended December 31, 2014.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations are generally subject to 26.5% corporate tax rate starting on January 1, 2014 (25% in 2013). An Israeli company is subject to tax on its worldwide income. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, we have an outstanding $154,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuations in foreign currency exchange rates, such as euro or NIS versus the dollar may have a negative impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of December 31, 2014 (at fair value):

	Euro	British Pound	New Israeli Shekel	USD	Other	Total
Accounts Receivables	-3%	1%	8%	91%	3%	100%
Accounts Payables	9%	2%	19%	68%	2%	100%

* Less than 1%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Modern Systems have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table describes information about our executive officers and directors as of December 31, 2014. The business address for our executive officers and directors is 601 Union Street, Suite 4616, Seattle, Washington, 98101.

Name	Age	Position
Matt Bell	41	Chief Executive Officer
Rick Rinaldo	50	Chief Financial Officer
Rick Oppedisano	40	Vice President, Global R&D and Marketing
Scott Miller	62	Chairman of the Board(4)
Carla Corkern (1)(2)(3)	47	Director
Brian Crynes (1)(2)(3)	68	Director
Thomas J. Jurewicz (1)(2)	50	Director
Melvin L. Keating (2)	68	Director(4)

(1)	Member of the audit committee and compensation committee.

(2)	Independent director under The NASDAQ Global Market listing requirements.

(3)	An outside director in accordance with Israeli Companies Law, as further explained in Outside Directors under the Companies Law below.

(4)	Mr. Scott was appointed as our Chairman of the Board on March 24, 2015.

Matt Bell has served as our chief executive officer since July 2012. He had served as our president from March 2012 to July 2012. In 2011, prior to joining our company, Mr. Bell served as chief operating officer at PitchBook Data, Inc. Between 2007 and 2011, Mr. Bell served as vice president of sales and business development for three enterprise startup companies backed by a venture capital firm from Seattle, WA. Mr. Bell also served as general manager of sales of RealNetworks where he managed the enterprise, education, government, and ASP sales throughout North America. He also managed all enterprise OEM business globally. Mr. Bell holds a BA in business and administration specializing in marketing and finance from the University of Washington.

Rick Rinaldo has served as our chief financial officer since April 2013. Prior to this position, between 2009 and 2013, Mr. Rinaldo worked for Expedia.com running the treasury operations group which included worldwide responsibilities for cash management, investments and insurance. Prior to that, Rick had over 15 years of financial experience at various positions. Mr. Rinaldo holds a BS in finance from California State University, Chico.

Rick Oppedisano has served as our vice president of global research and development and marketing since January 2013. Prior to joining Modern Systems, Mr. Oppedisano worked with Azaleos Corporation, holding roles in marketing, product management and global channel sales from 2009 to 2013. Mr. Oppedisano also performed various roles in marketing and product development for large companies like IBM and Bank of America. Mr. Oppedisano holds a BA from the University of Mary Washington in Political Science.

Scott Miller was elected as a director in November 2014, contingent on the closing of the merger, which occurred on December 1, 2014. Mr. Miller was appointed as Chairman of the Board in March 2015. From December 2005 to November 2014 he served as Chief Executive Officer and President of Sophisticated Business Systems, Inc. d/b/a Ateras. Mr. Miller began his career in electronics while serving in the Air Force.

Carla Corkern has served as one of the Company’s outside directors as well as a member of the Company’s Audit Committee and Compensation Committee since April 2013. Ms. Corkern has served as Chief Executive Officer and Chairman of the Board of Talyst, Inc. since 2008. During 2006 and 2007, she served as President of Extended Care at Talyst, Inc. and thereafter, until 2008, she served as Chief Operating Officer. Between 2004 and 2006, Ms. Corkern served as Vice President of Engineering and Chief Operations Officer at Vykor, Inc. During 2004, Ms. Corkern acted as principal of Cosmochan Consulting. In 2001 and 2002, she served as Vice President and General Manager of Netegrity, and from 1999 to 2001, she served as Vice President, Professional Services and Training at DataChannel Inc. Ms. Corkern was the President and founder of Isogen International, until its sale to DataChannel Inc. in 1999. Ms. Corkern holds a BS in Technical Communication from Louisiana Tech University.

Brian Crynes has served as an outside director of our Board of Directors since August 2012 as well as a member of the Company’s Audit Committee and Compensation Committee. Mr. Crynes served as Interim Chief Information Officer at Russell Investments, Tacoma, WA, during 2009 and 2010. Prior to that, from 2001 to 2008, Mr. Crynes served as Chief Information Officer at Starbucks Coffee Company, Seattle. Between 1997 and 2001, Mr. Crynes served as Chief Information Officer at Coca-Cola Amatil, Ltd. Prior to that, from 1994 to 1997, Mr. Crynes served as Business Unit Chief Information Officer at Bristol-Myers Squibb, Inc. Between 1989 and 1993, Mr. Crynes served as Senior Director, Cross Functional Systems at Apple, Inc. From 1983 to 1989, he served as Vice President, Information Systems at New York Daily News, Inc. Between 1976 and 1983, Mr. Crynes served as Senior Manager, IT Consulting at Price Waterhouse & Co., New York, NY. Mr. Crynes holds both a BS in mathematics and an MBA in finance from the University of Scranton.

 Thomas J. Jurewicz was appointed as a director by our Board of Directors in December 2012. Mr. Jurewicz is also a member of the Company’s Audit Committee and Compensation Committee. Mr. Jurewicz spent 12 years at VMware, Inc. (NYSE: VMW) where he held various financial positions including Treasurer, interim CFO, Board member of its subsidiaries, and EMEA Controller. He was integral to the sale of the company to EMC Corp (NYSE: EMC) and its subsequent IPO. Prior to that, Mr. Jurewicz served as Vice President of Finance of CMC Industries, Inc. (NASDAQ: CMCI), and as Financial Planning and Analysis Manager at NETCOM, On-Line Communications (NASDAQ: NETC). Early in his career, he was an investment banker for Merrill Lynch & Co (NYSE: ML). Mr. Jurewicz holds an MBA from Stanford University, and a BS in applied mathematics from Yale University. Mr. Jurewicz also serves as the chairman of the board of directors of Zulu Software Inc., an affiliate of the Company.

Melvin L. Keating has served as a director of our Board of Directors since February 2012. Mr. Keating also served as Chairman of our Board of Directors from February 2012 to March 2015. Mr. Keating has served as a consultant to various private equity firms since October 2008, and has served as a director of various corporations as described below. From October 2005 through October 2008, Mr. Keating was President and Chief Executive Officer of Alliance Semiconductor Corp., in Santa Clara, CA, a worldwide manufacturer and seller of semiconductors (NASDAQ). Mr. Keating is currently a director of several other publicly traded companies, including Red Lion Hotels Corp (NYSE) and API Technologies Corp (NASDAQ). Mr. Keating holds both an MS in accounting and an MBA in finance from the Wharton School at the University of Pennsylvania and holds a BA in art history from Rutgers University.

Family Relationships

Mr. Matt Bell and Mr. Thomas J. Jurewicz are first cousins.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC and the NASDAQ on their initial beneficial ownership of our common shares and any subsequent changes. They must also provide us with copies of the reports. We were not subject to Section 16(a) during the year ended December 31, 2013, since we were a foreign private issuer.  Since becoming subject to Section 16(a) on January 1, 2014, each of Matt Bell, Rick Rinaldo, Rick Oppedisano, Melvin L. Keating, Carla Corkern, Bryan Crynes, Thomas J. Jurewicz and Harel Kodesh failed to file a Form 3 indicating initial ownership as of such date.  In addition, each of the foregoing executive officers and directors failed to file monthly Form 4s with respect to the vesting of restricted stock units, as further described in “Item 11 – Executive Compensation.” The Company is in the process of working with each of its directors and officers to file each of the missing reports identified above as soon as possible. In addition, Prescott Group Aggressive Small Cap Master Fund, G.P, failed to file a Form 4 with respect to the acquisition of 102,343 ordinary shares upon the exercise of warrants in October 2014.

Procedures by which security holders may recommend nominees

Neither our articles of association, nor the Companies Law, include any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Board of Directors

Pursuant to our articles of association, directors are elected at a general meeting of our shareholders by a vote of the holders of a majority of the voting power represented at the meeting. Additional directors may be elected between general meetings by a majority of our directors. Our board is comprised of five persons, four of which (Brian Crynes, Thomas Jurewicz, Carla Corkern, and Melvin Keating) have been determined to be independent within the meaning of the applicable NASDAQ requirements. Two of these independent directors (Brian Crynes and Carla Corkern) also serve as outside directors mandated under Israeli law and subject to additional criteria to help ensure their independence (See “Outside Directors under the Companies Law” below). Each director, except for the outside directors, holds office until the next annual general meeting of shareholders, when, subject to any law, such director may be reappointed for an additional term of service. Officers are appointed by our board of directors.

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

The Companies Law provides that a person may not be appointed as an outside director if such person is a relative of the controlling shareholder, or if such person or the person’s relative, partner, employer, another person to whom he was directly or indirectly subject, or any entity under the person’s control, has, as of the date of the person’s appointment to serve as outside director, or had, during the two years preceding that date, any affiliation with any of the following:

●	the company;
●	the company’s controlling shareholder;
●	a relative of the controlling shareholder;
●	any entity controlled by the company or by the controlling shareholder; or
●	if the company has no controlling shareholder or a shareholder holding 25% or more of the voting rights — a person that at the time of appointment is the chairman of the board of directors, the chief executive officer or the most senior financial officer of the company, or a shareholder holding 5% or more of the outstanding shares or voting rights of the company.

The term “affiliation” includes:

●	an employment relationship;
●	a business or professional relationship maintained on a regular basis;
●	control; and
●	tenure as an office holder.

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

If, at the time of election of an outside director, all other directors who are not controlling shareholders of such company or their relatives are of the same gender, the outside director to be elected must be of the other gender. Outside directors are elected by a majority vote at a shareholders’ meeting, provided that either:

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

At present, Brian Crynes and Carla Corkern serve as our outside directors. Mr. Crynes is to hold office until November 18, 2017 and Ms. Corkern is to hold office until April 10, 2016. In accordance with the Israeli Companies Regulations (Alleviation for Public Companies Whose Shares are Listed on a Stock Exchange Outside of Israel) 2000, referred to as the Alleviation Regulations, Israeli companies whose shares are listed on a stock exchange outside of Israel, such as our company, may re-appoint an outside director for additional terms not exceeding three years each, beyond the three three-year terms generally applicable, provided that, if an outside director is being re-elected for an additional term or terms beyond the three three-year terms: (i) the audit committee and board of directors must determine that, in light of the outside director’s expertise and special contribution to the board of directors and its committees, the re-election for an additional term is to the company’s benefit; (ii) the outside director must be re-elected by the special majority required for the initial appointment and subject to the provisions stipulated in the Companies Law; and (iii) the term during which the nominee has served as an outside director and the reasons given by the audit committee and board of directors for extending his or her term of service must be presented to the shareholders prior to approval of the reappointment.

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

Independent Directors under the Companies Law

Pursuant to the Companies Law, a public company, such as Modern Systems may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

●	the audit committee confirms that he or she meets the qualifications for being appointed as an outside director, except for the requirement for financial and accounting expertise or professional qualifications; and
●	he or she has not served as a director of the company for a period exceeding nine consecutive years. For this purpose, a break of up to two years in the service shall not be deemed to interrupt the continuation of the service.

The Alleviation Regulations provide that a director in a company whose shares are listed in a stock exchange outside of Israel, such as Modern System, who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards for audit committee membership and who meets certain non-affiliation criteria, which are less stringent than those applicable to outside directors, would be deemed an “independent” director pursuant to the Companies Law provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

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

In addition, under applicable NASDAQ rules, we are currently required to have a majority of our board members independent and to maintain an audit committee, whose members are independent of management. Our outside directors, as well as Tom Jurewicz, qualify as independent directors under the applicable NASDAQ rules and those of the Securities and Exchange Commission. We have established an audit committee, consisting of Tom Jurewicz and our two outside directors, Brian Crynes and Carla Corkern. The board has determined that Tom Jurewicz is an “audit committee financial expert” as defined by applicable SEC regulations.

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

Code of Conduct

We have adopted a code of business conduct and ethics applicable to our executive officers, directors and all other employees. A copy of the code is available without charge to all of our employees, investors and others upon request to the following address: Modern Systems, 601 Union Street, Suite 4616, Seattle, Washington 98101, Attn: Chief Financial Officer. In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

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

Description of Compensation

Summary Compensation Table for the Years Ended December 31, 2014 and 2013

The table below summarizes the total compensation earned during 2014 and 2013 by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year Ended December 31,	Salary ($)	Bonus ($)(a)		Stock Awards ($)(b)	Option Awards ($)(c)	All Other Compensation ($)(d)		Total ($)
Matt Bell, Chief Executive Officer	2014	300,000	-		-	-	3,900		303,900
	2013	300,000	-		-	-	-		300,000
Rick Rinaldo, Chief Financial Officer	2014	215,000	15,500		-	-	3,900		234,400
	2013	57,599	10,000		324,000	-	84,318	(e)	475,917
Rick Oppedisano, VP, Global R&D and	2014	200,000	17,500		29,391	-	-		246,891
Marketing	2013	171,500	57,500	(f)	51,729	162,495	10,000	(g)	453,224

(a)	Amounts reflect the executive officers’ annual cash bonus payouts for 2014 performance. These amounts were recommended by the compensation committee and approved by our board of directors. Of these amounts earned in 2014, $2,200 for Rick Rinaldo was paid in January 2015 and $7,500 for Rick Oppedisano was paid in January 2015.

(b)	Amounts reflect the aggregate value of restricted stock unit awards under the 2007 Award Plan (vested and unvested) granted to the executive officer in the applicable fiscal year, computed in accordance with applicable accounting standards and based on the stock price on the date of grant. For more information about the assumptions we made in determining the grant date fair value, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. All stock awards vest as described in the individual footnotes in the Summary Table for Outstanding Equity Awards below.

(c)	Amounts reflect the aggregate fair value of the option awards under the 2003 Option Plan on the grant date, as determined in accordance with ASC 718 using the BSM option pricing model for option awards. For more information about the assumptions we made in determining the grant date fair value, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. This column includes the value of the awards granted by the board during the relevant calendar year. All options vest as described in the individual footnotes.

(d)	Amount represents parking fees paid on behalf of Matt Bell and Rick Rinaldo.

(e)	Amount represents consulting fees paid to Rick Rinaldo for his role as interim CFO for five months from April 2013 – September 2013. Commencing September 15, 2013, Mr. Rinaldo became an employee of the Company and accordingly his salary from such date onwards was recorded in the appropriate column

(f)	Under Mr. Oppedisano’s employment agreement 50% of his annual bonus was to be paid in the form of equity awards. Notwithstanding, Mr. Oppedisano’s entire bonus for the second, third, and fourth quarter for 2013, was paid in cash and is included in the applicable bonus column above.

(g)	Amount represents sign on bonus granted to Rick Oppedisano as an integral component of his employment terms.

Summary Table for Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to outstanding equity incentive awards held by our executive officers as of December 31, 2014.

	Option Awards			Stock Awards
Name and principal position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Matt Bell, Chief Executive Officer (a)	275,000	25,000	1.80	4/23/2022	6,250	25,813

Rick Rinaldo, Chief Financial Officer (b)	-	-	-	-	60,417	249,522

Rick Oppedisano, VP, Global R&D and Marketing (c)	46,667	23,334	3.87	4/12/2023	19,748	81,559

(a)	Pursuant to the 2003 Option Plan, 300,000 options to purchase shares in Modern Systems were granted to Mr. Bell on April 23, 2012. The options granted on April 23, 2012 vest as follows: 50,000 options vested on September 5, 2012 (i.e. after a 6 month cliff) and the remaining 250,000 vest in equal installments of 8,333 over a period of 30 months thereafter and until March 5, 2015. Therefore, as of December 31, 2014, 275,000 options were vested and were exercisable. The 300,000 options granted on April 23, 2012 to Mr. Bell, have an exercise price of $1.80. The options granted on April 23, 2012 may be exercised during a 10 year period, i.e. until April 23, 2022. In addition, and pursuant to the 2007 Award Plan, 75,000 restricted stock units (RSUs) in Modern Systems were granted to Mr. Bell on September 6, 2012, subject to achievement of certain performance and revenue goals. The RSUs granted on September 6, 2012, vest as follows: 12,500 RSUs vested on September 6, 2012 and the remaining 62,500 vest in equal installments of 2,083 over a period of 30 months thereafter. Therefore as of December 31, 2014, 68,750 RSUs were vested.

(b)

Pursuant to the 2007 Award Plan, 75,000 RSUs in Modern Systems were granted to Mr.  Rinaldo pursuant to a board resolution on November 19, 2013, subject to the filing of an S-8 which was filed in December 2013. The RSUs vest as follows: 14,583 awards vested immediately on April 15, 2014 and the remaining 60,417 awards shall vest immediately on September 15, 2016 unless upon termination of employment for any reason.  Upon termination without cause, the number of RSUs to vest immediately upon termination shall be equal to the multiple of 2,084 by the number of full months commencing on May 15, 2014 and ending on the earlier of the (a) termination date plus 90 days or (b) August 15, 2016, and if termination occurs after September 15, 2016, the remaining 2,065 Awards will vest immediately as well.  Upon termination with cause, the number of RSUs to vest immediately upon termination shall be equal to the multiple of 2,084 by the number of full months commencing on May 15, 2014 and ending on the earlier of the (a) termination date or (b) August 15, 2016, and if termination occurs after September 15, 2016, the remaining 2,065 Awards will vest immediately as well. Therefore as of December 31, 2014, 14,583 RSUs were vested and 4,700 shares were sold in sell-to-cover transactions.

(c)	Pursuant to the 2003 Option Plan, 70,000 options to purchase shares in Modern Systems were granted to Mr. Oppedisano on April 12, 2013. The options granted on April 12, 2013 vest as follows: 11,667 options vested on July 1, 2013 (i.e. after a 6 month cliff) and the remaining 58,333 vest in equal installments of 1,944 over a period of 30 months thereafter. Therefore, as of December 31, 2014, 46,667 options were vested and were exercisable. The 70,000 options granted on April 12, 2013 to Mr. Oppedisano, have an exercise price of $3.87. The options granted on April 12, 2013 may be exercised during a 10 year period, i.e. until April 12, 2023. In addition, pursuant to the 2007 Award Plan, Mr. Oppedisano was granted: (i) 10,000 RSUs in Modern Systems on June 1, 2013, (ii) 2,900 awards on June 1, 2013, (iii) 4,348 awards on February 20, 2014, and (iv) 2,500 awards on August 12, 2014 in lieu of the applicable portion of a cash bonus for which all 19,748 awards will vest immediately on June 1, 2016 unless upon termination of employment for any reason. Upon termination, the RSUs detailed in items (ii-(iv) above, will all vest immediately on the termination date, and an additional number of RSUs will vest immediately upon termination equal to the multiple of 278 by the number of full months commencing on June 1, 2013 and ending on the earlier of the (a) termination date or (b) May 1, 2016, and if termination occurs after June 1, 2016, the remaining 270 RSUs will vest immediately as well. Therefore as of December 31, 2014, no RSUs were vested.

Employment Agreements

We maintain written employment agreements with each of our executive officers. These employment agreements are with Modern Systems Corporation.  Executive officers or employees of Modern Systems who also serve as directors or executive officers in our subsidiaries do not receive additional compensation for such service.

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

The following definition applies to the term Change of Control in the employment agreements with our executive officers.  Change of Control occurs when any person, entity or affiliated group becomes the owner or owners of more than fifty percent (50%) of the outstanding equity securities of Modern Systems, not including an increase in the current shareholders or any of their affiliates’ holdings.

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

In January 2014, Mr. Bell entered into a letter agreement transferring his employment from BridgeQuest Solutions, Inc. to Modern Systems Corporation.

Rick Rinaldo

We entered into a letter agreement with Mr. Rinaldo in September 2013, as Chief Financial Officer, providing an annual salary of $200,000 and all standard company benefits.  In the event his employment is terminated without cause, Mr. Rinaldo is eligible for 90 days of severance with stock vesting and benefits to continue unchanged.  Mr. Rinaldo was granted a total of 75,000 RSUs to vest over a period of three years from the signature date of the letter agreement.  A revised vesting schedule for such RSUs was approved by the board of directors at their meeting in March 2014.  The revised vesting schedule states that 14,581 shares shall vest immediately on April 15, 2014 and the remaining 60,419 Awards shall vest over 29 months, in equal monthly installments, commencing May 15, 2014.  A further revised vesting schedule was approved by the board of directors at their meeting in December 2014. The revised vesting schedule is described in “Summary Table for Outstanding Equity Awards at Fiscal Year-End” found above.

Mr. Rinaldo's compensation terms were updated by the Board and Compensation Committee in April 2014, pursuant to which upon the occurrence of a Structural Change (as such terms is defined in the Company's 2007 Award Plan) in the Company, while Mr. Rinaldo is still employed by the Company the following shall apply (a) the vesting schedule of Mr. Rinaldo's unvested RSUs for a period of 12 months as of the date of the Structural Change (“Initial Accelerated Awards”) shall be accelerated and shall be fully vested and exercisable upon the Structural Change; and (b) if within 6 months as of the date of the Structural Change, Mr. Rinaldo's employment is terminated by the Company without Cause (as such term is defined in the Company's 2007 Award Plan) or Mr. Rinaldo terminates his employment with the Company due to material reduction of his rate of compensation or in his authority, title or duties by the Company without Cause, then the vesting schedule of Mr. Rinaldo's RSUs for an additional period of 12 months after the Initial Accelerated Awards, shall be accelerated and shall be fully vested and exercisable. Mr. Rinaldo has the opportunity to earn a prorated quarterly bonus of 20% of his annual salary based upon personal and company performance goals.

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

In October 2013, an addendum to the employment agreement with Mr. Oppedisano was entered into expanding the scope of Mr. Oppedisano's role.  As full consideration for the expanded scope of his position, Mr. Oppedisano was granted a one-time special grant of 10,000 RSUs to vest over three years in monthly installments from the date of the grant.   A revised vesting schedule was approved by the board of directors at their meeting in March 2014 pursuant to which  the above 10,000 RSU's will vest as follows: 3,058 shares will vest on May 1, 2014 and the remaining 6,942 share will vest in 25 equal monthly installments commencing June 1, 2014.  In the case of a Change of Control, these RSUs described above would become fully vested. In keeping with the compensation policy, the addendum also stipulated a three year employment term and also provides for an advance termination notice period of 60 days.  Additionally, in accordance with the addendum, the annual bonus in an amount up to $120,000 is now subject to the achievement of target sales, determined at the Chief Executive Officer’s discretion, subject to required approvals of the board of directors.  It was further stated in the addendum that half of such bonus would be paid in cash and half in RSUs (rather than in stock options).   A further revised vesting schedule was approved by the board of directors at their meeting in December 2014. The revised vesting schedule is described in “Summary Table for Outstanding Equity Awards at Fiscal Year-End” found above.

Director Compensation

In 2014, we compensated only non-employee directors for serving on our board of directors in accordance with previously approved guidelines.  Each non-employee director received an annual retainer of $20,000 paid in quarterly payments.  For those that joined the board during 2014, the amount was pro-rated by 365 days.  For 2014, the total aggregate cash compensation earned by our non-employee directors for their service was $102,391. We also reimburse each of our directors for expenses incurred in connection with attending board of directors’ meetings and for their service as directors in accordance with our compensation policy.

Our general policy is to grant our new non-employee directors an initial equity award of 30,000 RSU’s to vest in equal installments over 36 months.

Our non-employee directors, currently Mel Keating and Tom Jurewicz, receive a compensation package, as approved in accordance with the Companies Regulations (Reliefs in Transactions with Related Parties) 2000 in the same amounts and on such terms payable to our outside directors, in accordance with the Companies Regulations (Rules for the Payment of Remuneration and Expenses of Outside Directors) 2002, referred to as the Outside Directors Regulations, as follows:

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

Mr. Keating ceased to serve as our Chairman of the Board of Directors in March 2015, with the appointment of Scott Miller as Chairman.

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

Summary Table for Director Compensation

The table below sets forth, for each non-employee or outside director, the amount of cash compensation paid by us and the value of stock awards received from us for his or her service, during 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Scott Miller, Chairman of the Board of Directors(a)	2,391	-	2,391
Carla Corkern, Outside Director (b)	20,000	-	20,000
Brian Crynes, Outside Director(c)	20,000	-	20,000
Thomas J. Jurewicz(d)	20,000	-	20,000
Melvin L. Keating (e)	20,000	-	20,000
Harel Kodesh(f)	20,000	-	20,000

(a)	Mr. Miller joined the Board of Directors in December 2014 and fees earned reflect payments for a partial year of service.

(b)

Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Ms. Corkern was granted 30,000 RSU’s in April 2013, which will vest over 36 months in equal installments. As of December 31, 2014, 16,660 RSU’s were vested.

(c)

Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Mr. Crynes was granted 30,000 RSU’s in September 2012, which will vest over 36 months in equal installments. As of December 31, 2014, 22,500 RSU’s were vested.

(d)

Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Mr. Jurewicz was granted 30,000 RSU’s in December 2012, which will vest over 36 months in equal installments. As of December 31, 2014, 20,000 RSU’s were vested.

(e)

Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for the Chairman of the Board of Directors” above, Mr. Keating was granted a total of 65,034 restricted stock units of various amounts on a monthly basis from May 2012 through March 2013, which vested immediately as they were granted. In addition Mr. Keating was granted 45,000 restricted stock units in April 2013.    The 45,000 shares will vest over 36 months in equal installments. As of December 31, 2014, 91,284 RSU’s were vested.

(f)	Mr. Kodesh served on the Board of Directors from June 2013 to November 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	613,264	$2.89	597,501
Equity compensation plans not approved by security holders
Total	613,264	$2.89	597,501

(a)	As of December 31, 2014, there are 393,850 outstanding options under The 1996 Share Option Plan. The exercise price of the options granted under the 1996 option plan ranges from $1.8 to $20. There are 219,414 outstanding RSU’s under the 2007 RSU Plan.

(b)	The weighted-average exercise price of the 393,850outstanding equity compensation options is $2.89

(c)	As of December 31, 2014, there are 80,163 shares reserved for future issuance under The 1996 Share Option Plan and 517,338 shares reserved for future issuance under the 2007 RSU Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table presents information regarding the ownership of our ordinary shares at December 31, 2014 by each person known to be the beneficial owner of 5% or more of our ordinary shares and by the persons listed in the table under “Directors and Senior Management,” as of December 31, 2014. Options to purchase ordinary shares that are currently exercisable or exercisable within 60 days of December 31, 2014 and restricted stock units vested within 60 days of December 31, 2014 are deemed outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except where we indicated otherwise, we believe, based on information furnished by these owners, that the beneficial owners of our shares listed below have sole investment and voting power with respect to the shares.

Name	Number of Shares Owned 12/31/14	Number of Shares Vesting within 60 days of 12/31/14	Number of Options Exercisable 12/31/14	Number of Options Exercisable within 60 Days	Number of Ordinary Shares Deemed Outstanding and Beneficially Owned	Percent of Total Shares (1)
Prescott Group Capital Management, LLC (2)	3,327,488	-	-	-	3,327,488	18.6%
Columbia Pacific Opportunity Fund, LP (3)	4,740,769	-	-	-	4,740,769	26.6%
Lake Union Capital Management, LLC (4)	1,978,329	-	-	-	1,978,329	11.1%
Mindus Holdings, LTD (5)	5,208,167	-	-	-	5,208,167	29.2%
Matt Bell (6)	68,750	4,167	275,000	16,666	364,583	2.0%
Rick Rinaldo (7)	14,583	-	-	-	14,583	*
Rick Oppedisano (8)	-	-	46,667	3,889	50,556	*
Mel Keating (9)	91,284	2,500	-	-	93,784	*
Carla Corkern (10)	16,666	1,666	-	-	18,332	*
Brian Crynes (11)	22,500	1,666	-	-	24,166	*
Thomas J. Jurewicz (12)	20,000	1,666	-	-	21,666	*
All directors and executive officers as a group (8 total)(13)	233,783	11,665	321,667	20,555	587,670	3.3%

* Less than 1%.

(1)	Percentage in the above table are based on 17,844,094 ordinary shares outstanding as of December 31, 2014 and do not include 33,239 ordinary shares held by us. Pursuant to Israeli law, these shares do not confer upon the company any voting rights. Table excludes any anti-dilution shares that may be issued in the future.

(2)	The address of Prescott Group Capital Management LLC is 1924 S. Utica Ave., Suite 1120, Tulsa, Oklahoma 74104. Based on Amendment No. 7 to Schedule 13D filed on December 12, 2014, by Prescott Group Capital Management, L.L.C., referred to as Prescott Capital, Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P., referred to together, as the Small Cap Funds, beneficially own 3,327,488 ordinary shares. Prescott Capital, as the general partner of the Small Cap Funds, and Mr. Phil Frohlich, as managing member of Prescott Capital, may also be deemed to beneficially own the 3,327,188 ordinary shares held by the Small Cap Funds. Prescott Capital and Mr. Frohlich disclaim beneficial ownership of the ordinary shares held by the Small Cap Funds, except to the extent of their pecuniary interest therein. By virtue of his position with Prescott Capital and the Small Cap Funds, Mr. Frohlich has the sole power to vote and dispose of the 3,327,488 ordinary shares owned by the Small Cap Funds. The number of shares excludes any anti-dilution shares that may be issued as part of the private placement.

(3)	The address of Columbia Pacific Opportunity Fund, LP is c/o Columbia Pacific Advisors, LLC, 1910 Fairview Avenue East, Suite 500, Seattle, Washington 98102. Based on Amendment No. 9 to Schedule 13D filed on December 17, 2014, by Columbia Pacific Advisors, LLC, Columbia Pacific Advisors, LLC has the sole power to vote or to direct the vote of, and to dispose of or to direct the disposition of the 4,740,769 ordinary shares, of which 4,702,829 shares are held in the portfolio of Columbia Pacific Opportunity Fund, LP and 37,940 shares are held in the portfolio of Columbia Pacific Partners Fund, Ltd., established by Columbia Pacific Advisors LLC on April 1, 2013. Messrs. Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty serve as the managing members of Columbia Pacific Advisors, LLC, which is primarily responsible for all investment decisions regarding the investment portfolios of Columbia Pacific Opportunity Fund, L.P. and Columbia Pacific Partners Fund, Ltd. Each of Columbia Pacific Opportunity Fund, L.P., Columbia Pacific Partners Fund, Ltd., Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty disclaims beneficial ownership over the shares, except to the extent of their pecuniary interest therein. Mr. Brandon D. Baty is a member of Columbia Pacific Advisors, LLC. The reporting persons identified in Amendment No. 9 to Schedule 13D filed on December 17, 2014, by Columbia Pacific Advisors, LLC, determined that they may seek to influence material business decisions relating to the future of our company. The reporting persons indicated that they will monitor developments at our company on a continuing basis and may communicate with members of management and the board of directors, potential members of management or potential board members, other shareholders or others on matters related to us.

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

(5)

The address of Mindus Holdings, Ltd is P. O. Box 12451, Dallas, TX 75225. Based on Schedule 13D filed on December 3, 2014, by Mindus Holdings GP, Inc., general partner (“General Partner”) of the Reporting Person, beneficially own 5,208,167 ordinary shares. Of the 5,208,167 ordinary shares held by the Reporting Person, 1,033,985 shares are being held in escrow and are subject to forfeiture in accordance the Amended and Restated Agreement and Plan of Merger, dated as of October 14, 2014, by and among us, Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of us (“Parent”), BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Parent; Ateras; the stockholders of Ateras listed on the signature page thereof; and Scott Miller. The Reporting Person has the sole power to vote and the sole power to direct the disposition of all of these securities. Scott Miller is the beneficial owner of the General Partner.

(6)

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

(7)	Mr. Rinaldo was granted 75,000 restricted stock units (RSUs) in Modern Systems pursuant to a board resolution on November 19, 2013, subject to the filing of an S-8 which was filed in December 2013. The RSUs vest as follows: 14,583 awards shall vest immediately on April 15, 2014 and the remaining 60,417 awards shall vest immediately on September 15, 2016 unless upon termination of employment for any reason. Upon termination without cause, 14,583 awards shall vest immediately on April 15, 2014 and the remaining 60,417 shares shall vest in equal monthly installments of 2,084 commencing on May 15, 2014 and on the 15th day of each month up to the date of termination plus 90 days. In the event the termination date plus 90 days is on or after September 16, 2016, the final award installment of 2,065 will occur on September 15, 2016. In the event of termination with cause, 14,583 awards shall vest immediately on April 15, 2014 and the remaining 60,417 shares shall vest in equal monthly installments of 2,084 commencing on May 15, 2014 and on the 15th day of each month up to the date of termination. In the event the termination date is on or after September 16, 2016, the final award installment of 2,065 will occur on September 15, 2016. Therefore as of December 31, 2014, 14,583 RSUs have vested and 4,700 shares were sold in sell-to-cover transactions.

(8)	Mr. Oppedisano was granted 70,000 options to purchase shares in Modern Systems on April 12, 2013. The options granted on April 12, 2013 vest as follows: 11,667 options vested on July 1, 2013 (i.e. after a 6 month cliff) and the remaining 58,333 vest in equal installments of 1,944 over a period of 30 months thereafter. Therefore as of December 31, 2014, 46,667 options vested and were exercisable. The 70,000 options granted on April 12, 2013 to Mr. Oppedisano, have an exercise price of $3.87. The options granted on April 12, 2013 may be exercised during a 10 year period, i.e. until April 12, 2023. In addition, pursuant to the 2007 Award plan Mr. Oppedisano was granted: (i) 10,000 restricted stock units (RSUs) in Modern Systems on June 1, 2013, (ii) 2,900 awards on June 1, 2013, (iii) 4,348 awards on February 20, 2014, and (iv) 2,500 awards on August 12, 2014 in lieu of the applicable portion of a cash bonus for which all 19,748 awards will vest immediately on June 1, 2016 unless upon termination of employment for any reason. Upon termination 2900 awards, 4348 awards, 2500 awards will all vest immediately on the termination date. The 10,000 shares shall vest in equal monthly installments of 278 commencing on June 1, 2013 and on the 1st day of each month up to the termination date. In the event the termination date is after June 2, 2016, the final Award installment of 270 will occur on June 1, 2016. Therefore as of December 31, 2014, no RSUs vested.

(9)	Mr. Keating was granted RSUs, of which: (i) 65,034 RSUs are currently convertible into ordinary shares; and (ii) 45,000 RSUs are convertible into ordinary shares in 36 monthly installments, each of 1,250 RSUs, commencing in April 2013.

(10)	Ms. Corkern was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in April 2013.

(11)	Mr. Crynes was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in September 2012.

(12)	Mr. Jurewicz was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in December 2012.

(13)	Consists of (a) 555,450 shares held by the directors and executive officers as of December 31, 2014, and (b) 32,220 shares issuable pursuant to stock awards and option grants exercisable within 60 days of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Comerica Bank Loan

Modern Systems Corporation is party to a loan and security agreement with Comerica Bank.  Columbia Pacific Advisors, LLC and Prescott Group Capital Management, LLC are guarantors of certain of our obligations under the loan and security agreement.

Registration Rights Agreement

On December 1, 2014, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) by and between us and Mindus Holdings, LTD (“Mindus”). Mindus is affiliated with one of our directors, Scott Miller, as further described in the Item 12 above.

We agreed to provide Mindus with “piggyback” registration rights with respect to the shares issued to Mindus pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 14, 2014, by and among us, Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of us (“Parent”), BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Parent (“Merger Sub”); Ateras; the stockholders of Ateras listed on the signature page thereof; and Scott Miller (“Stockholder Representative”). The Registration Rights Agreement was entered into as a condition to the closing of the merger contemplated by the Merger Agreement.

Pursuant to the Registration Rights Agreement, Mindus is entitled to include in any registration statement filed by us under the Securities Act of 1933, as amended (the “Securities Act”), all or part of the ordinary shares held by Mindus, subject to certain exceptions and cutbacks (the “Piggyback Rights”). In addition, hawse have agreed to pay expenses and to indemnify Mindus in connection with the exercise of the Piggyback Rights.

The Piggyback Rights terminate upon the earlier of three years after the date of the Registration Rights Agreement, the date of any acquisition, merger, change of control or sale of all or substantially all of our assets or, with respect to any particular holder, at such time that such holder can sell its shares under Rule 144 promulgated under the Securities Act during any three-month period.

Preemptive Rights Agreement

On December 1, 2014, we entered into a Preemptive Rights Agreement by and between us and Mindus (the “Preemptive Rights Agreement”). The Preemptive Rights Agreement was entered into as a condition to the closing of the merger contemplated by the Merger Agreement.

We have agreed to grant Mindus certain preemptive rights to participate in future issuances of our ordinary shares in accordance with the terms of the Preemptive Rights Agreement. Pursuant to the Preemptive Rights Agreement, Mindus has a right of first refusal to purchase its pro rata share of all equity securities that we propose to sell and issue, with certain exceptions described below.

If Mindus exercises such right to purchase the offered securities, such shareholder must purchase all (but not a portion) of such securities for the price, terms and conditions so proposed. The preemptive rights do not extend to (i) options, warrants or other ordinary share purchase rights issued to employees, officer or directors, or consultants or advisors pursuant to a plan or agreement, (ii) issuance of securities pursuant to a conversion of convertible securities, (iii) stock splits, stock dividends or recapitalization, (iv) issuance of securities pursuant to a merger, consolidation, acquisition or similar business combination, (v) issuance of securities pursuant to certain commercial arrangements, (vi) issuance of securities in connection with strategic transactions involving us that is approved by our Board of Directors, including Scott Miller or (vii) equity securities issued pursuant to the Merger Agreement.

The preemptive rights described above terminate upon the earlier of three years after the date of the Preemptive Rights Agreement or the date of an acquisition of us.

Zulu Software Inc. Merger

On March 30, 2014, our Board of Directors approved the merger of our majority owned subsidiary Zulu Software Inc. with and into our wholly owned subsidiary MS Modernization Services Inc.  Each of Tom Jurewicz, one of our directors, and Matt Bell, our Chief Executive Officer, currently serve as directors of Zulu Software Inc. but are receiving no other consideration or other compensation from us or from Zulu Software Inc. in connection with this merger. We expect this merger to occur sometime in April 2015.

Independent Directors under the Companies Law

Pursuant to the Companies Law, a public company, such as Modern Systems, may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

●	the audit committee confirms that he or she meets the qualifications for being appointed as an outside director, except for the requirement for financial and accounting expertise or professional qualifications; and

●	he or she has not served as a director of the company for a period exceeding nine consecutive years. For this purpose, a break of up to two years in the service shall not be deemed to interrupt the continuation of the service.

The Alleviation Regulations provide that a director in a company whose shares are listed in a stock exchange outside of Israel, such as Modern Systems, who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards for audit committee membership and who meets certain non-affiliation criteria, which are less stringent than those applicable to outside directors, would be deemed an “independent” director pursuant to the Companies Law provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

In addition, under applicable NASDAQ rules, we are currently required to have a majority of our board members independent and to maintain an audit committee, whose members are independent of management. Our outside directors, as well as Messrs. Tom Jurewicz, qualify as independent directors under the applicable NASDAQ rules and those of the Securities and Exchange Commission. We have established an audit committee, consisting of Tom Jurewicz and our two outside directors, Brian Crynes and Carla Corkern.

As of the date of this filing, our articles of association have not yet been amended to include these provisions of the Companies Law relating to corporate governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy of Pre-approval of Audit and Non-Audit Services of Independent Auditors

Our audit committee is responsible for the oversight of our independent auditor’s work. The audit committee’s policy is to pre-approve all audit and non-audit services provided by Ziv Haft, an independent registered public accounting firm and BDO member firm. These services may include audit services, audit-related services, tax services and other services, as further described below. The audit committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services that are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the audit committee on an individual basis. Once services have been pre-approved, Ziv Haft independent registered public accounting BDO member firm and our management then report to the audit committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

Principal Accountant Fees and Services

Modern Systems was billed for the following fees for professional services rendered by Ziv Haft independent registered certified public accountants (Isr.) for the years ended December 31, 2014 and 2013:

	2014	2013
	($ in thousands)
Audit Fees	64	76
Audit-Related Fees	25	-
Tax Fees	16	30
All Other Fees	-	-
Total	$105	$106

The audit fees for the years ended December 31, 2014 and 2013 were for professional services rendered for the audits of our annual consolidated financial statements, certain procedures regarding our quarterly financial results filed on form 10-K, 10-Q, 8-K, 6K, and proxy statement statutory audits of ModSys International Ltd. and its subsidiaries and auditor’s consents, consultations on various accounting issues and audit services provided in connection with other statutory or regulatory filings. An engagement letter stating the fees above was signed by the Chair of the Audit Committee and our Chief Financial Officer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington on March 30, 2015.

MODSYS INTERNATIONAL LTD.

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

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer:

/s/ Matt Bell	Chief Executive Officer	March 30, 2015
Matt Bell

Principal Financial Officer and Principal
Accounting Officer:

/s/ Rick Rinaldo	Chief Financial Officer	March 30, 2015
Rick Rinaldo

Directors:

/s/ Scott Miller	Chairman of the Board of Directors	March 30, 2015
Scott Miller

/s/ Carla Corkern	Director	March 30, 2015
Carla Corkern

/s/ Brian Crynes	Director	March 30, 2015
Brian Crynes

/s/ Thomas Jurewicz	Director	March 30, 2015
Thomas Jurewicz

/s/ Melvin L. Keating	Director	March 30, 2015
Melvin L. Keating

Authorized Representative in the United States:

MODSYS INTERNATIONAL LTD.

By: /s/ Rick Rinaldo		March 30, 2015
Rick Rinaldo
Chief Financial Officer

Number	Exhibit Title
1.1	Amended and Restated Securities Purchase Agreement dated as of November 25, 2013, by and among Registrant and Prescott Group Aggressive Small Cap Master Fund, G.P.(1)
2.1

Amended and Restated Merger Agreement dated as of October 14, 2014, by and among ModSys International Ltd. (f/k/a BluePhoenix Solutions Ltd.), Modern Systems Corporation, BP-AT Acquisition Corporation, Sophisticated Business Systems, Inc., the Stockholders of Sophisticated Business Systems, Inc. and Scott Miller As Stockholder Representative (2)

3.1	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009(3)
3.2	Articles of Association as amended on November 18, 2014(2)
4.1	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009(5)
4.2	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto (5)
4.3	Registration Rights Agreement, dated as of December 1, 2014 (8)
4.4	Preemptive Rights Agreement, dated as of December 1, 2014 (8)
10.1	Securities Purchase Agreement dated as of October 12, 2009, among the Registrant and the purchasers identified therein (8)
10.2+	Form of Indemnification Letter as approved by the shareholders on December 20, 2011 between the Registrant and its office holders (6)
10.3+	BluePhoenix 2003 Employee Share Option Plan (previously known as the Crystal 1996 Employee Share Option Plan), as amended on January 28, 1997, December 5, 1999, December 18, 2000, December 26, 2000, August 6, 2003, December 30, 2004, February 21, 2010 and November 6, 2012(4)
10.4+	The 2007 Award Plan adopted by the Registrant on July 8, 2007, as amended on July 24, 2011 and on April 9, 2012 (6)
10.5	Assignment and Assumption Agreement dated March 19, 2012, among the Registrant, the lenders signatory thereto, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)
10.6	Purchase and Amendment to Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)
10.7	Amendment No. 1 to Purchase and Amendment to Loan Agreement dated April 15, 2012 among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (7)
10.8	Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (5)
10.9	Amendment No. 1 to the Bridge Loan Agreement, dated as of September 5, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (7)
10.10	Loan and Security Agreement, dated as of October 2, 2013 by and between Comerica Bank and the Registrant.(4)
10.11+	Employment Agreement by and between the Registrant and Matt Bell, dated March 13, 2012 (9)
10.12+	Employment Agreement by and between the Registrant and Matt Bell, dated September 6, 2012 (9)
10.13+	Employment Agreement by and between the Registrant and Matt Bell, dated January 1, 2014 (9)
10.14+	Employment Agreement by and between the Registrant and Rick Rinaldo, dated September 15, 2013 (9)
10.15+	Employment Agreement by and between the Registrant and Rick Oppedisano, dated December 15, 2012 (9)
10.16+	Addendum by and between the Registrant and Rick Oppedisano, dated October 18, 2013 (9)
10.17+	Addendum Exhibit A by and between the Registrant and Rick Oppedisano, dated October 18, 2013 (9)
21.1	List of Subsidiaries(4)
23.2	Consent of Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm, independent public registered firm
24.1	Powers of Attorney (included in the signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from ModSys International Ltd. on Form 10-K for year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) the notes to the consolidated financial statements.

+  Indicates a management contract or compensatory plan.

(1) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on November 26, 2013.

(2) Incorporated by reference to the Registrant’s Proxy Statement on DEFR 14A filed with the Securities and Exchange Commission on October 28, 2014.

(3) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(4) Incorporated by reference to the Registrant’s Registration Statement on form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(5) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(6) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 17, 2012.

(7) Incorporated by reference to the Registrant’s Registration Statement on Form F-3 filed with the Securities and Exchange Commission on December 26, 2012.

(8) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.

(9) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

We have audited the accompanying consolidated balance sheets of ModSys International Ltd. (formerly: BluePhoenix Solutions Ltd.) (the “Company”) and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel

March 30, 2015

/s/ Ziv Haft
Ziv Haft
Certified Public Accountants (Isr.) BDO Member Firm

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS	(in thousands)
CURRENT ASSETS:
Cash and cash equivalents	$449	$2,592
Restricted cash	8	35
Trade accounts receivable, net (Note 12A1)	2,479	1,960
Other current assets (Note 12A2)	176	239
Total current assets	3,112	4,826

LONG-TERM ASSETS:
Property and equipment, net (Note 4)	321	287
Goodwill (Note 5)	25,803	12,501
Intangible assets and others, net (Note 6)	5,587	-
Total long term assets	31,711	12,788

Total assets	$34,823	$17,614

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term bank credit and other (Note 8)	$1,269	$40
Accounts payable and accruals:
Trade accounts payable	1,230	886
Deferred revenue	546	719
Other current liabilities (Note 12A3)	989	902
Total current liabilities	4,034	2,547

LONG-TERM LIABILITIES:
Accrued severance pay, net (Note 7)	229	290
Loans from others (Note 8)	114	162
Derivatives liabilities – warrants	-	311
Other non-current liabilities	40	-
Total long-term liabilities	383	763

Total liabilities	4,417	3,310

COMMITMENTS AND CONTINGENCIES (Note 9)
Equity (Note 10):
Share capital - ordinary shares of NIS 0.04 par value (authorized: December 31, 2014 - 25,000,000 shares and authorized in 2013 – 17,500,000; shares issued: December 31, 2014 – 17,877,333 and December 31, 2013 – 11,460,530)	170	105
Additional paid-in capital	153,208	133,712
Accumulated other comprehensive loss	(1,537)	(1,537)
Accumulated deficit	(119,619)	(116,224)
Treasury shares – December 31, 2014 – 33,239 December 31, 2013 - 56,070 shares	(1,821)	(2,084)
ModSys International Ltd. Shareholders’ Equity	30,401	13,972
Noncontrolling interest	5	332
Total equity	30,406	14,304
Total liabilities and equity	$34,823	$17,614

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
	(in thousands, except per share data)
Revenues (Note 12B1):
Services	$6,088	$8,148
Products	1,152	389

Total revenues	7,240	8,537

Cost of revenues:
Services	4,040	4,449
Products	36	40

Total cost of revenues	4,076	4,489

Gross profit	3,164	4,048

Research and development costs	932	1,508
Selling, general, and administrative expenses	6,044	6,305
Less: Gain on sales of subsidiaries and AppBuilder	-	786

Operating loss	(3,812)	(2,979)

Financial income (expenses), net (Note 12B3)	115	(114)

Loss before taxes on income	(3,697)	(3,093)
Taxes on income	25	297

Loss from continuing operation	(3,722)	(3,390)
Net loss from discontinued operation (Note 13)	-	399

Net loss	(3,722)	(3,789)

Less: Net income (loss) attributable to non-controlling interest	(327)	243

Net loss attributable to ModSys International Ltd. shareholders	$(3,395)	$(4,032)

Loss per share - basic and diluted : From continued operation	$(0.28)	$(0.34)
From discontinued operation	$-	$(0.03)
Attributable to the shareholders	$(0.28)	$(0.37)
Weighted average shares outstanding, basic and diluted	12,020	10,770

F-3

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2014	2013
	(in thousands)

Net loss	$(3,395)	$(4,032)
Other comprehensive income	-	-

Total comprehensive loss	(3,395)	(4,032)

Comprehensive income attributable to the non-controlling Interests	-	-
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(3,395)	$(4,032)

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Share capital		Additional	Accumulated other	Cost of Company shares	Retained earnings	Non
	Number of shares	Par value	paid-in capital	comprehensive loss	held by subsidiaries	(Accumulated deficit)	controlling interest	Total
	(in thousands, except shares)

Balance at January 1, 2013	10,629,253	$97	$135,348	$(1,537)	$(6,716)	$(112,192)	$89	$15,089

Net loss	-	-	-	-	-	(4,032)	243	(3,789)
Stock-based compensation	-	-	599	-	-	-	-	599
Exercise of warrants	25,585	*	115	-	-	-	-	115
Issuance of shares, net	625,000	7	2,283	-	-	-	-	2,290
Vested RSUs	124,622	1	(4,633)	-	4,632	-	-	-
Balance at December 31, 2013	11,404,460	105	133,712	(1,537)	(2,084)	(116,224)	332	14,304
Net loss	-	-	-	-	-	(3,395)	(327)	(3,722)
Stock-based compensation	-	-	727	-	-	-	-	727
Exercise of warrants	102,343	1	320	-	-	-	-	321
Issuance of shares, net	6,195,494	63	18,713	-	-	-	-	18,776
Vested RSUs	141,797	1	(264)	-	263	-	-	-
Balance at December 31, 2014	17,844,094	170	153,208	(1,537)	(1,821)	(119,619)	5	30,406

*           Less than $1 thousand.

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,722)	$(3,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89	432
Decrease in accrued severance pay, net	(61)	(118)
Stock–based compensation	727	599
Change in fair value of derivatives	(150)	17
Gain on sale of subsidiary and Appbuilder	-	(414)
Loss on sale of property and equipment	-	144
Changes in operating assets and liabilities:
Decrease in trade receivables	575	681
Decrease in other current assets	250	503
Decrease in trade payables	(296)	(419)
Decrease in other current liabilities and deferred revenues	(886)	(388)
Net cash used in operating activities	(3,474)	(2,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	27	-
Purchase of property and equipment	(51)	(19)
Proceeds from sale of subsidiary and Appbuilder (Appendix A1)	-	800
Proceeds from acquisition of subsidiary (Appendix A2)	14	-
Net cash provided by (used in) investing activities	(10)	781

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	1,229	(216)
Exercise of warrants	160	40
Issuance of shares, net	-	2,290
Repayment of long term loan	(48)	(111)
Net cash provided by financing activities	1,341	2,003

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUVIALETS	(2,143)	32
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,592	2,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$449	$2,592

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year ended December 31,
	2014	2013
	(in thousands)
Cash paid during the year for:
Income taxes	$25	$88
Interest	$10	$24

APPENDIX A

1. PROCEEDS FROM SALE OF SUBSIDIARY AND APPBUILDER:

	Year ended December 31,
	2014	2013
	(in thousands)
Working capital, other than cash	$-	$14
Gain on sale of subsidiary and AppBuilder	-	786

Total	$-	$800

2. PROCEEDS FROM ACQUISITION OF SUBSIDIARY:

	Year ended December 31,
	2014	2013
	(in thousands)
Working capital, other than cash	$159	$-
Property and equipment	(72)	-
Intangible assets	(5,587)	-
Goodwill	(13,302)	-
Other non-current liabilities	40	-
Issuance of shares	18,776
Total	$14	$-

Note 1 - Summary of Significant Accounting Policies:

A.	General:

The significant accounting policies, applied on a consistent basis, are as follows:

1. The Company:

ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) (Together with its subsidiaries, the “Company” ,“we”, or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

Modern Systems develops and markets enterprise legacy migration solutions and provides tools and professional services to international markets through several entities including wholly-owned subsidiaries located in: USA, UK, Italy, Romania and Israel. These technologies and services allow business to migrate from their legacy mainframe and distributed IT infrastructures to modern environments and programming languages.

The Company has incurred negative cash from operation and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that current cash position is sufficient to support the ongoing operations for the foreseeable future. (See also Note 8A).

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

The consolidated financial statements include the accounts of ModSys International Ltd. and its subsidiaries in which it has a controlling interest. Acquisition of subsidiaries is accounted for under the acquisition method. All intercompany balances and transactions have been eliminated upon consolidation. Non-controlling interests are included in equity.

C.	Cash and Cash Equivalents:

Cash equivalents are considered by the Company to be highly-liquid investments, including inter-alia, short-term deposits with banks, which do not exceed maturities of three months at the time of deposit and which are not restricted.

D.	Reclassifications:

Certain comparative figures have been reclassified to conform to the current year presentation.

E.	Allowance for Doubtful Accounts:

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

The Company evaluates property and equipment and purchased intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. During the years ending December 31, 2014 and 2013, no impairment losses have been identified.

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

In 2014 and 2013, the company determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock exchange and an appropriate control premium. As of December 31, 2014 and 2013 market capitalization of the Company was significantly higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives of between 10 months to 9 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the assets is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset (see also Note 1G).

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

The Company recognizes the estimated fair value of option-based awards and RSUs, net of estimated forfeitures, as stock-based compensation costs using the accelerated vesting method. For the years ended December 31, 2014 and 2013 the Company recorded stock-based and RSUs compensation costs in the amount of $0.7 million and 0.6 million, respectively. On December 31, 2014, the total unrecognized stock-based and RSUs compensation costs amounted to $0.7 million, and are expected to be recognized over the next 3 years.

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

On December 31, 2014, approximately $2 million of the accounts receivable balance was unbilled due to the customer’s payment terms. On December 31, 2013, the amount of unbilled revenue was $1.2 million. The Company presents revenues from products and revenues from services in separate line items.

The product revenue line item includes revenue generated from stand-alone software products. In the services revenue line item, the Company includes revenue generated from maintenance and consulting fees and revenues accounted for pursuant to ASC 605-35-25. Tax collected from customers and remitted to government authorities (including VAT) are presented in the income statement on a net basis.

L.	Advertising Costs:

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $153 and $109 thousand, respectively.

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

N.	Loss Per Share:

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

P.	Comprehensive loss:

Comprehensive loss, net of related taxes where applicable, includes only net income.

Q.	Treasury Shares:

In the past, the Company repurchased its ordinary shares from time to time on the open market and they are currently held as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity. When treasury shares are used as consideration for share based payment the reduction is based on average purchase cost.

R.	Derivative Liabilities - Warrants:

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

S.	Recently Issued Accounting Pronouncements:

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this standard change the requirements for reporting discontinued operations in Subtopic 205-20. The amendments in this update will be effective prospectively for annual periods beginning on or after December 15, 2014. The Company is still assessing whether this adoption will have an effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is still assessing whether this adoption will have an effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company does not expect material impacts on the consolidated financial statements upon adoption. The Company is still assessing whether this adoption will have an effect on its consolidated financial statements.

Note 2 - Certain Transactions:

We have entered into other agreements as explained below to expand our market share.

A.	BP-AT Merger with Sophisticated Business Solutions

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd merged with and into Ateras (the “Merger”). As a result of the Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc.

Upon the closing of the Merger, we issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Merger. In connection with the closing of the Merger, Scott Miller was elected to our Board of Directors. In addition, we entered into a Registration Rights Agreement by and a Preemptive Rights Agreement as conditions to the closing of the Merger contemplated by the Merger Agreement.

Due to the fact the issuance was of restricted shares, the purchase consideration was calculated with an 11.4% discount for lack of marketability ("DLOM") on the share price as of the closing date. It should be noted that sales of restricted shares pursuant to Rule 144 will be subject to a minimum six-month holding period and, following any required holding period, sales by any affiliate shareholders will be subject to volume and other limitations.

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their estimated fair values using a purchase price allocation made by an independent third party. The Company is still in a process of obtaining third-party valuations of certain intangible assets, thus, the provisional measurements of intangible assets, goodwill and deferred income tax are subject to change. The estimated fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. Based on the above, the Company determined that the estimated fair values of assets acquired exceeded the purchase price by approximately $13.3 million, which is recognized as goodwill. Upon the provisional purchase price allocation, an amount of $345 thousand was allocated to Order Backlog to be amortized over 10 months and an amount of $5.2 million to technology to be amortized over an 8.7 year period. The table below summarizes the provisional estimates of the fair value of assets acquired at the purchase date.

Cash	$14
Receivables	1,094
Other current assets	187
Fixed assets	72
Other long-term assets	14
Accounts payable	(640)
Other accounts payable	(412)
Deferred revenue	(388)
Long term liabilities	(40)
Identifiable intangible assets:
Order backlog	345
Technology	5,228
Goodwill	13,302
Total assets acquired	$18,776

The contribution of MS Modernization Services, Inc. results to our consolidated revenues and loss were $235 and $204 thousand for the period from December 1 to December 31, 2014. The transaction costs amounted to $348 thousand and were charged to selling, general, and administrative expenses.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of MS Modernization Services, Inc. for the periods shown as though the Transaction occurred as of the beginning of fiscal year 2013. The pro forma financial information for the periods presented includes the business combination accounting effects of the Transaction, including amortization charges from acquired intangible assets, based on the provisional estimated fair value mentioned above. The pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the transaction had taken place at January 1, 2013. The unaudited pro forma financial information is as follows:

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Total revenues	$11,012	$14,315
Net loss attribute to MS Modernization Services, Inc.	$(4,141)	$(5,242)

Note 3 - Fair Value Measurement:

Items carried at fair value as of December 31, 2014 and 2013 are classified in the table below in one of the three categories described in Note 1.O.2.

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$449	$-	$-	$449
Restricted cash	8	-	-	8

	$457	$-	$-	$457

	Fair value measurements using input type
	December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,592	$-	$-	$2,592
Restricted cash	35	-	-	35
Derivatives liabilities - warrants	-	(311)	-	(311)

	$2,627	$(311)	$-	$2,316

Note 4 - Property and Equipment, Net:

Composition of property and equipment, grouped by major classifications:

	December 31,
	2014	2013
	(in thousands)
Cost:
Computers and peripheral equipment	$8,717	$8,601
Office furniture and equipment	535	529
Leasehold improvements	268	269
Motor vehicles	25	23

	9,545	9,422

Accumulated Depreciation:
Computers and peripheral equipment	8,430	8,354
Office furniture and equipment	438	434
Leasehold improvements	331	331
Motor vehicles	25	16

	9,224	9,135

	$321	$287

Depreciation expenses totaled $89 and $155 thousand for the years ended December 31, 2014 and 2013, respectively.

Note 5 - Goodwill:

The change in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Balance as of January 1
Goodwill	$54,316	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	12,501	12,501
Changes during the year
Goodwill related to acquisition of Sophisticated Business Solutions ("Ateras")	13,302	-

Balance as of December 31
Goodwill	67,618	54,316
Accumulated impairment losses at the end of the period	(41,815)	(41,815)

	$25,803	$12,501

Note 6 - Intangible Assets and Others, Net:

Composition:

	Useful	December 31,
	life years	2014	2013
		(in thousands)
Original amount:
Technology	5-8.7	$51,494	$46,266
Customer related and backlog	0.8-9	5,313	4,968
Others		14	-

		56,821	51,234
Accumulated amortization:
Technology		46,266	46,266
Customer related and backlog		4,968	4,968

		51,234	51,234

		$5,587	$-

*         The provisional amounts of technology and backlog from the Merger are $5.2 and $0.3 million, respectively. (See also Note 2A).

Note 7 - Accrued Severance Pay, Net:

A.	Accrued Liability:

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

U.S. employees are eligible to participate in a 401(k) retirement plan. Under the plan, employees may elect to defer a portion of their salary from taxes and invest it for retirement. The Company may, on a discretionary basis, make matching contributions to the employee deferrals. There were no discretionary contribution during 2014 and 2013.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2014	2013
	(in thousands)

Accrued severance pay	$676	$1,063
Less - amount funded	447	773

	$229	$290

B.	Expenses:

The expenses related to severance pay for the years ended December 31, 2014 and 2013, were $75 and $137 thousand, respectively.

Note 8 - Loans from Banks and Others:

A.	Credit Facility

In September, 2014, we entered into an amendment to our existing loan agreement with Comerica Bank to: (i) increase the non-formula revolving line up to the amount of $2 million backed by guarantees; (ii) increase the borrowing base revolving line amount up to $1.5 million upon the closing of the Ateras merger; and (iii) extend the loan maturity date to December 31, 2015. The amendment has a financial covenant for a minimum liquidity ratio. Our obligations under the amendment are secured by a security interest in our copyrights, trademarks and patents. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

As of December 31, 2014, we had borrowed $1 million against our non-formula revolving line and $233 thousand against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by guarantees;

●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

●	both the non-formula revolving line and borrowing base loan are at market based interest rates based on Prime + a margin; and

●	Financial covenant for a minimum bank debt liquidity ratio calculated monthly as of the last day of each month, upon the closing of the Ateras Merger.

There is a financial covenant for a minimum liquidity ratio. There are some restrictions on cash balances to be held within banks other than Comerica. As of December 31, 2014, we were in compliance with these restrictions.

B.	Long Term Loans from others

Composition:

			December 31,
			2014	2013
	*Average Interest rate as of December 31, 2014	Linkage Basis	Total long-term liabilities net of current portion
	%		(in thousands)
Ministry of Production in Italy (Note 9 A3)	0.87	€	$154	$202

Less - current portion			(40)	(40)
			$114	162

C.	Long-term Loans from Others are due as follows:

	December 31,
	2014	2013
	(in thousands)
First year (current portion)	$40	$40
Second year	40	40
Third year	40	40
Fourth year and thereafter	34	82
Total	$154	$202

Note 9 - Commitments and Contingencies:

A.	Commitments:

1.	Lease. The Company leases its offices, vehicles and, other equipment under various operating lease agreements. Rent expenses for the years ended December 31, 2014 and 2013 were $237 and $253 thousand, respectively. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2014 were as follows:

	Office Facilities	Vehicles, Equipment, and Other
	(in thousands)
Fiscal 2015	$255	$31
Fiscal 2016	202	20
Fiscal 2017	134	7
Fiscal 2018	159	-

	$750	$58

2.	Chief Scientist. One of the Company’s subsidiaries has entered into an agreement with the OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2014, the contingent liability that was not recognized amounted to $238 thousand.

3.	Ministry of Production in Italy. During 2007, our subsidiary, Blue Phoenix I-ter S.R.L (I-ter)., received an amount of $585 thousand from the Ministry of Production in Italy for I-ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2014, the remaining loan balance was approximately $154 thousand.

B.	Contingencies:

1.	The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 “Contingencies”. At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

Note 10 - Equity:

A.	Share Capital:

1.	On January 31, 1997, the Company’s ordinary shares were first offered in an initial public offering. Since this transaction, the Company’s shares have been traded in the United States on the NASDAQ Global Market under the symbol “BPHX.”. In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.”

In January 2001, the Company’s ordinary shares were listed for trading on the Tel-Aviv stock Exchange under the “Dual Listing” arrangement. On September 11, 2012, the Company reported the voluntary delisting of its ordinary shares from trading on the Tel Aviv Stock Exchange, which delisting became effective on December 13, 2012.

Ordinary shares confer upon their holders the rights to receive notice to participate and vote in general meeting of the Company, and the right to receive dividends if declared. In 2009, the Company’s board of directors and shareholders approved the increase of the authorized share capital to NIS 40,000,000   comprised of 40,000,000 ordinary shares of NIS 0.01 par value each.

In 2012, the authorized number of shares was increased from 10,000,000 to 17,500,000 shares with a par value of NIS 0.04. In 2014, the authorized number of shares was increased from 17,500,000 to 25,000,000 shares with a par value of NIS 0.04.

On March 19, 2012, the Company entered into a series of agreements that became effective on May 4, 2012 with three of the Company’s shareholders:  Lake Union, Prescott and Columbia, or the three shareholders, An Assignment and Assumption Agreement pursuant to which the rights and obligations of the lenders with respect to a $5 million loan granted to us in April 2011 and was due in May 2012, by a financial institution and other lenders, were purchased by the three shareholders in equal shares, subject to certain terms and conditions. The agreement contained conversion option.

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

In November 2013, the Company issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott”) at a price per ordinary share of $4.00 in a private placement.  The Company received aggregate gross proceeds of $2.5 million. Issuance expenses amounted to $210 thousand the issuance of such shares was exempt from registration in reliance on Section 4(2) of the Securities Act for transactions not involving any public offering. There were no underwriting discounts or commissions in connection with such offering.

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

In September 2014, Prescott signed a waiver stating that the issuance of the 6,195,494 ordinary shares for the merger described below shall not result in the issuance of additional ordinary shares or other securities of the Company to Prescott and further agreed that the issuance of securities in connection with the Merger did not terminate the “Protection Period” (as such term is defined in the Prescott Agreement).

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd merged with and into Ateras (the “Merger”). As a result of the Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc. The Merger was approved by our shareholders at a meeting held on November 18, 2014.

Upon the closing of the Merger, we issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Merger. In connection with the closing of the Merger, Scott Miller was elected to our Board of Directors. In addition, we entered into a Registration Rights Agreement by and a Preemptive Rights Agreement as conditions to the closing of the Merger contemplated by the Merger Agreement.

2.	As of December 31, 2014, the Company holds a total of 33,239 of its shares in a total consideration of 1.8 million. All of the Company’s ordinary shares have equal voting rights. However, under applicable Israeli law, the shares held by the Company have no voting rights and, therefore, are excluded from the number of its outstanding shares. Since 2010, the Company uses these treasury shares for the issuance of shares pursuant to exercise of options and vested RSUs to meet the Company’s common stock requirements for its stock benefit plans. In March 2008, the board of directors approved two buy-back programs. Under the buy-back programs, the Company may purchase its shares from time to time, subject to market conditions and other relevant factors affecting the Company. In 2009, the Company repurchased 11,249 of its shares for an aggregate amount of $1.7 million under the buy-back programs.

3.	Derivative liability- warrants:

As part of a private placement transaction of shares and warrants in 2009, the Company issued warrants to purchase ordinary shares with an exercise price of $1.56. The warrants were exercisable during a 5-year period from October 2009. As a result of anti-dilution protection, the warrants were not considered  indexed to the Company’s own stock and (ratchet down of exercise price based upon lower exercise price in future offerings), and therefore recorded at issuance date as a derivative financial liability pursuant to FASB ASC Topic 815 “ Derivative and Hedging” (ASC 815-40-25). The Company measured the fair value of the outstanding warrants at issuance and at the balance sheet date using a Black-Scholes valuation model. In October 2014, the remaining 102,343 warrants were exercised for a total value of $160,003.

B.	Share Options:

1.	Employee Share Option Plans:

Stock-based compensation plans comprise employee stock option plans and restricted stock units (“RSUs”) to employees, officers and directors. The purpose of the plans is to enable the Company to attract and retain qualified personnel and to motivate such persons by providing them with an equity participation in the Company.

As of December 31, 2014, the Company has two share-based compensation plans: (a) the 1996 Share Option Plan, and (b) the 2007 Award Plan. Both plans are described below. The compensation costs that were charged to income for those plans amounted to $0.7 million and $0.6 million for 2014 and 2013, respectively.

In 1996, the Company adopted two option plans (the 1996 Share Option Plan). One of these option plans was terminated after all options granted under it were exercised. Pursuant to the other 1996 option plan, as amended, the Company reserved 1,050,000 ordinary shares for issuance to directors, officers, consultants and employees of the Company and its subsidiaries. The exercise price of the options granted under the 1996 option plan ranges from $1.8 to $20. As of December 31, 2014, 80,163 stock options remain available for future awards.

Under the 1996 option plan, unless determined otherwise by the board, options vest over a three to four years period from the date of grant and expire 10 years after grant date. Unvested options are forfeited 30-90 days following termination of employment. Any options that are forfeited before expiration become available for future grants.

The following table summarizes information about share options outstanding and exercisable as of December 31, 2014:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2014	Weighted Average Remaining Contractual Life	Number Exercisable on December 31, 2014	Exercise Price
	Years		$
300,000	7.32	275,000	1.80
70,000	8.28	46,667	3.87
6,250	4.60	6,250	10.16
10,000	4.60	10,000	11.08
7,600	1.00	7,600	20.00
393,850		345,517

Data related to the share option plan as of December 31, 2014 and 2013 and changes during the years ended on those dates are as follows:

	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$

Options outstanding at the beginning of year	441,589	3.18	351,287	3.48

Changes during the year:
Granted	-		110,000	3.97
Exercised	-		-
Forfeited	(47,739)	5.56	(19,698)	12.95

Options outstanding at end of year	393,850		441,589

Options exercisable at year-end	345,517		235,760

Weighted-average fair value of options granted during the year*	-		$2.45

*	The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility: 2013 – 69%; risk-free interest rate: 2013 – 1.15%; and expected life: 2013 – 6.06 years. There were no options granted in 2014.

No options were exercised in 2014 and 2013.

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

In 2007, the Company adopted the 2007 Award Plan (RSU plan). In 2014 and 2013, under the RSU plan, as amended, the Company granted 140,097 and 248,988 RSUs, respectively. Under the RSU plan, unless determine otherwise by the board of directors, RSUs vest over a three years period from the date of the grant.  Approved for immediate vesting on grant date were 7,848 and 33,998 RSUs in 2014 and 2013, respectively.

Data related to the restricted stock units as of December 31, 2014 and 2013 and changes during the year were as follows:

	Year ended December 31,
	2014	2013

RSUs outstanding at the beginning of the year	246,838	192,923
Changes during the year:
Granted *	140,097	223,968
Vested	(137,136)	(124,622)
Forfeited	(30,385)	(45,431)

RSUs outstanding at the end of the year	219,414	246,838

Weighted average fair value at grant date	$4.13	$4.09

*	The fair value of RSUs is established based on the market value of the Company’s stock on the date of the award. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method.

C.	Dividends:

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

Taxable income of Israeli companies is subject to tax at the rate of 26.5% and 25% in 2014 and 2013, respectively.

B.	Deferred tax assets and liabilities:

Deferred tax reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2014 and 2013, the Company’s deferred taxes were in respect of the following:

	December 31,
	2014	2013
	(in thousands)

Net operating losses carry forwards	$30,539	$29,446
Provisions for employee rights and other temporary differences	61	74

Deferred tax assets before valuation allowance	30,600	29,520
Valuation allowance	(30,600)	(29,520)

Deferred tax assets	-	-
Deferred tax liability	-	-

Deferred tax assets (liability), net	$-	$-

C.	Loss before Income Taxes is composed as follows:

	Year ended December 31,
	2014	2013
	(in thousands)

Domestic (Israel)	$(2,939)	(3,073)
Foreign	(758)	(20)

	$(3,697)	(3,093)

D.	Provision for Taxes:

	Year ended December 31,
	2014	2013
	(in thousands)
Current:
Domestic (Israel)	$-	$-
Foreign	37	36

	37	36
* Taxes related to prior years
Deferred:	(12)	261
Deferred taxes, net	-	-

Total provision for income taxes	$25	$297

*	In 2014 and 2013, mainly related to withholdings tax for prior years that cannot be realized due to liquidation of subsidiaries as non-future estimated taxable income.

E.	Uncertain Tax Position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2014 and 2013. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

F.	A reconciliation between statutory tax to effective tax, assuming all income is taxed at the regular rates and the actual tax expense is as follows:

	December 31,
	2014	2013
	(in thousands)
Loss before income taxes, per consolidated statements of income	$(3,697)	$(3,093)

At the principal tax rate of the group (26.5% and 25% in 2014 and 2013, respectively)	(980)	(774)
Decrease in taxes resulting from the following differences:
Carry-forward losses for which the Company provided valuation allowance	1,080	833
Effect of different tax rates in foreign subsidiaries	(63)	(53)
Taxes related to previous years	(12)	261
Non-deductible expenses	-	30

Income tax expense (benefit) in the consolidated statements of income for the reported year	$25	$297

Effective Tax rate	-	-

G.	Tax Losses:

The Company and its subsidiaries have NOL carry forwards for income tax purposes as of December 31, 2014 of approximately $90 million. $76 million were generated in Israel with no expiration date and the rest outside of Israel.

H.	Tax Assessments:

The Company received final tax assessments in Israel through tax year 2009.

Note 12 - Supplementary Financial Statement Information:

A.	Balance Sheets:

1.	Trade Accounts Receivables:

	December 31,
	2014	2013
	(in thousands)

Trade accounts receivable	$3,033	$2,140
Less allowance for doubtful accounts	(554)	(180)

	$2,479	$1,960

For the years ended December 31, 2014 and 2013, the Company charged expenses for doubtful accounts amounted to $629 and $2 thousand, respectively.

For the year ended December 31, 2014, the Company deducted from the allowance (bad debts) $ 255 thousand. The amount in 2013 was zero.

2.	Other Current Assets:

	December 31,
	2014	2013
	(in thousands)

Prepaid expenses	$105	$114
Short-term lease deposits	19	24
Government departments and agencies	52	101
	$176	$239

3.	Other Current Liabilities:

	December 31,
	2014	2013
	(in thousands)

Government departments and agencies	$133	$-
Employees and wage-related liabilities	452	745
Promissory note *	220	-
Accrued expenses and other current liabilities	184	157
	$989	$902

* Promissory note with Scott Miller in the amount of $220,000 bearing interest at 2%.  The note is payable in full on either April 8, 2015 or July 8, 2015, given certain performance criteria of MS Modernization Services, Inc.

4.	The Company’s Long-lived Assets are as Follows:

	December 31,
	2014	2013
	(in thousands)

Israel	$54	$77
U.S.A.	158	91
Europe and other	109	119
	$321	$287

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

The following present total revenues for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(in thousands)

North America	$3,743	$4,147
Europe	2,688	2,465
Israel	809	1,791
Other	-	134

	$7,240	$8,537

2.	Principal Customers:

There were two customers that represented 15.5% and 11.1% of the Company’s total revenue in 2014. There was one customer that represented 13.9% of the Company’s total revenues in 2013.

There are four customers that represented more than 10% of total trade receivables at December 31, 2014. There was one customer that represented more than 10% of total trade receivables at December 31, 2013.

3.	Financial Income (Expenses), Net:

	Year ended December 31,
	2014	2013
	(in thousands)

Foreign currency translation adjustments (see Note 1A3)	$5	$(43)
Interest expense	(40)	(54)
Change in fair value of warrants, derivatives and discount amortization	150	(17)

	$115	$(114)

C.	Loss Per Share:

Basic and diluted loss per share (“EPS”) was computed based on the average number of shares outstanding during each year. No effect was given to potential instruments such as: share options unvested, RSUs and warrants since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share attributable to ModSys International Ltd.:

	Year ended December 31,
	2014	2013
	(in thousands)
1. Numerator:
Amount for basic and diluted loss per share	$(3,395)	$(4,032)

2. Denominator:
Denominator for basic net loss per share - weighted average of shares	12,020,474	10,770,142

Effect of dilutive securities	-	-

Denominator for diluted net earnings per share - weighted average shares and assuming dilution	12,020,474	10,770,142

Basic and diluted loss per share attributed ModSys International Ltd.	$(0.28)	$(0.37)

Note 13 - Discontinued Operation:

In February 2013, the Company completed the sale of the operations of BridgeQuest, Inc. and its relevant subsidiary. Total consideration for BridgeQuest, Inc. was $6.5 thousand. In addition, as part of the agreement, the Company received additional amounts upon collection of existing account receivables of BridgeQuest, Inc. collected by the purchaser following the transaction. BridgeQuest, Inc. met the definition of a component. Accordingly, the results of operations in the statement of operations and prior period’s results have been reclassified accordingly. As the transaction was completed following the balance sheet date, in February 2013, assets and liabilities associated with BridgeQuest, Inc. were presented as held for sale in the December 31, 2013 balance sheet.

The following is the composition from discontinued operation:

Year ended December 31, 2013
(in thousands, except per share data)

Revenues	$-

Cost of revenues	16

Gross loss	(16)

Research and development costs	-

Selling, general, and administrative expenses	2

Loss on realization of shareholdings	372

Operating loss	(390)
Financial expenses, net	9

Loss before provision for income taxes	(399)
Provision for income taxes	-

Net loss	$(399)

