Form 10-Q
period 2015-03-31
Modsys International Ltd
filed 2015-05-14
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  333-06208

MODSYS INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)
601 Union Street, Suite 4616 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒

As of May 4, 2015, there were 17,897,348 shares of the registrant’s ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. and its subsidiaries unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ModSys International Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$806	$449
Restricted cash	4	8
Trade accounts receivable, net	2,632	2,479
Other current assets	232	176
Total current assets	3,674	3,112

LONG-TERM ASSETS:

Property and equipment, net	303	321
Goodwill	25,803	25,803
Intangible assets and others, net	5,333	5,587
Total long-term assets	31,439	31,711

Total assets	$35,113	$34,823

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Short-term bank credit and others	$2,219	$1,269
Trade accounts payable	1,603	1,230
Deferred revenue	848	546
Other current liabilities	725	989
Total current liabilities	5,395	4,034

LONG-TERM LIABILITIES:

Accrued severance pay, net	228	229
Loans from others	114	114
Other non-current liabilities	257	40
Total long-term liabilities	599	383

Total Equity	29,119	30,406

Total liabilities and equity	$35,113	$34,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
	Unaudited

Revenue	$2,286	$1,871
Cost of revenue	1,700	982
Gross profit	586	889

Research and development costs	386	335
Selling, general and administrative expenses	1,320	1,414
Amortization of intangible assets	254	-
Total operating expenses	1,960	1,749

Operating loss	(1,374)	(860)

Financial income (expense), net	(47)	30
Loss before taxes on income	(1,421)	(830)

Taxes on income	13	18
Net loss	(1,434)	(848)

Less: Net income (loss) attributable to non-controlling interest	(55)	75
Net loss attributable to ModSys International Ltd. shareholders	$(1,379)	$(923)
Loss per share - basic and diluted:
Attributable to the shareholders	$(0.08)	$(0.08)

Weighted average shares outstanding, basic and diluted	17,863	11,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended
	March 31,
	2015	2014
	Unaudited

Net loss	$(1,434)	$(848)
Other comprehensive income	-	-

Total comprehensive loss	(1,434)	(848)

Comprehensive income (expense) attributable to the non-controlling interests	(55)	75
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(1,379)	$(923)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2015	2014
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,434)	$(848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	38
Decrease in accrued severance pay, net	(1)	(14)
Stock–based compensation	147	182
Change in fair value of derivatives	-	(26)
Changes in operating assets and liabilities:
Increase in trade receivables	(153)	(509)
Increase in other current assets	(52)	(48)
Increase in trade payables	373	16
Increase (decrease) in other liabilities and deferred revenues	255	(473)
Net cash used in operating activities	(585)	(1,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(39)
Net cash used in investing activities	(8)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit and others	950	-
Net cash provided by financing activities	950	-

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	357	(1,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	449	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$806	$871

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — Unaudited

Note 1 – Summary of Significant Accounting Policies:

A. The Company

ModSys International Ltd. (together with its subsidiaries, “the Company”, “we”, or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

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

The Company has incurred negative cash from operation and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that the Company’s current cash position, together with its available credit line, is sufficient to support the ongoing operations for the next twelve months. See also Note 6C for details on extension of the Comerica Bank loan agreement.

B. Recently Issued Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect material impacts on its consolidated financial statements upon adoption.

C. Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

E. Principles of Consolidation

The consolidated financial statements include the Company's and its subsidiaries’ financial statements.  The consolidated financial statements of subsidiaries are included in the condensed consolidated financial statements from the date that control is achieved until the date that control ceases. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. Intercompany transactions and balances are eliminated upon consolidation.

Note 2 – BP-AT Merger with Sophisticated Business Solutions:

On December 1, 2014, the Company completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd. merged with and into Ateras (the “ Ateras Merger”). As a result of the Ateras Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc.

Upon the closing of the Ateras Merger, the Company issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Ateras Merger. In connection with the closing of the Ateras Merger, Scott Miller was elected to our Board of Directors. In addition, the Company entered into a Registration Rights Agreement and a Preemptive Rights Agreement as conditions to the closing of the Ateras Merger contemplated by the Ateras Merger Agreement.

Due to the fact the issuance was of restricted shares, the purchase consideration was calculated with an 11.4% discount for lack of marketability on the share price as of the closing date. It should be noted that sales of restricted shares pursuant to Rule 144 will be subject to a minimum six-month holding period and, following any required holding period, sales by any affiliate shareholders will be subject to volume and other limitations.

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their estimated fair values using a purchase price allocation made by an independent third party. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $13.3 million, which is recognized as goodwill. Upon the purchase price allocation, an amount of $345 thousand was allocated to Order Backlog to be amortized over 10 months period and an amount of $5.2 million was allocated to technology to be amortized over an 8.7 year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

Cash	$14
Receivables	1,094
Other current assets	187
Fixed assets	72
Other long-term assets	14
Accounts payable	(640)
Other accounts payable	(412)
Deferred revenue	(388)
Long-term liabilities	(40)
Identifiable intangible assets:
Order backlog	345
Technology	5,228
Goodwill	13,302
Total assets acquired	$18,776

The contribution of MS Modernization Services, Inc. results to our consolidated revenues and loss were $806,000 and $494,000 for the three months ended March 31, 2015.

Note 3 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	Unaudited	Audited
	(in thousands)

Balance as of January 1.	$67,618	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	25,803	12,501
Changes during the period
Goodwill related to acquisition of Sophisticated Business Solutions, Inc. (“Ateras”)	-	13,302

Balance at end of period	$25,803	$25,803

Note 4 – Fair Value Measurements:

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

Financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014, are summarized below:

	Fair value measurements using input type
	March 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$806	$-	$-	$806
Restricted cash	4	-	-	4
	$810	$-	$-	$810

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$449	$-	$-	$449
Restricted cash	8	-	-	8
	$457	$-	$-	$457

Note 5 – Commitments and Contingencies:

A. Commitments:

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2015, the contingent liability that was not recognized amounted to $170,346.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of March 31, 2015, the remaining loan balance was $154,000.

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

Note 6 – Subsequent Events:

A.	On April 21, 2015, the Company entered into an Amended and Restated Promissory Note between MS Modernization Services, Inc. and Scott D. Miller extending the due date on a previous note between Mr. Miller and the Company in the amount of $220,000, which was to have matured on either April 8, 2015 or July 8, 2015, given certain performance criteria of MS Modernization Services, Inc. The note was extended until June 30, 2017. On May 12th 2015, the audit committee and Board of Directors of ModSys International Ltd. approved this extension.

B.	On April 24, 2015, the Company completed a merger of Zulu Software, Inc., a Delaware corporation that was previously the Company’s 71.8% owned subsidiary,, merged with and into “MS Modernization Services, Inc.,” a corporation organized and existing under the laws of the State of Texas. Following this merger, we now own 88.69% of the equity of MS Modernization Services, Inc.

C.	On May 11, 2015, the Company entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank dated May 11, 2014 (the “Amendment”). The Amendment amended our Loan and Security Agreement dated October 2, 2013, as previously amended, to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by the Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

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

Through the use of Modern Systems developed technology, we:

●	perform conversions of legacy mainframe applications written in COBOL, CA GEN, Natural, PL/1 to Java and C# code;

●	perform conversions of legacy databases such as IDMS, ADABAS, VSAM, IMS, ICL to SQL Server, Oracle and DB2 environments; and

●	sell “Data Mirroring” software that allows companies to integrate legacy databases with modern relational databases on a routine/ongoing basis enabling data share across an organization without migration.

The technology conversion tools are proprietary to us and perform automated code conversion of programming languages and database replication.

In addition to the technology tools, we provide professional services for:

●	project management of migrations;

●	understanding and mapping of the applications;

●	testing;

●	remediation; and

●	on-going monitoring and management of the environments.

As of March 31, 2015, we had cash and cash equivalents of $806,000 and negative working capital of $1.7 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility described further below, is sufficient to fund our operations for the next twelve months.

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

Recent Developments

On April 21, 2015, the Company entered into an Amended and Restated Promissory Note between MS Modernization Services, Inc. and Scott D. Miller extending the due date on a previous note between Mr. Miller and the Company which was to have matured on either April 8, 2015 or July 8, 2015, given certain performance criteria of MS Modernization Services, Inc. The note was extended until June 30, 2017. On May 12th 2015, the audit committee and Board of Directors of ModSys International Ltd. approved this extension, after determining that it was a transaction which was solely to the benefit of the Company.

On April 24, 2015, we completed a merger of Zulu Software, Inc., a Delaware corporation that was previously our 71.8% owned subsidiary,, merged with and into “MS Modernization Services, Inc.,” a corporation organized and existing under the laws of the State of Texas. Following this merger, MS Modernization Services, Inc., we now own 88.69% of the equity of MS Modernization Services, Inc.

On May 11, 2015, the Company entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank dated May 11, 2014 (the “Amendment”). The Amendment amended our Loan and Security Agreement dated October 2, 2013, as previously amended, to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by the Amendment. A copy of the Amendment is attached as Exhibit 10.3 and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 31, 2015.

Recently Issued Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect material impacts on its consolidated financial statements upon adoption.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the three months ended March 31,	Revaluation (Devaluation) of Israeli new shekel, or NIS, against the US$	Revaluation (Devaluation) of euro against the US$
	%	%
2015	2.34	12.02
2014	0.46	0.11

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended March 31,
	2015		2014
	(in Thousands)%		(in Thousands)%

Revenue	$2,286	100.0	$1,871	100.0
Cost of revenue	1,700	74.4	982	52.5
Gross profit	586	25.6	889	47.5
Research and development costs	386	16.9	335	17.9
Selling, general, and administrative expenses	1,320	57.7	1,414	75.6
Amortization of intangible assets	254	11.1	-	-
Operating loss	(1,374)	(60.1)	(860)	(46.0)
Financial income (expense), net	(47)	(2.1)	30	1.6
Loss before taxes on income	(1,421)	(62.2)	(830)	(44.4)
Taxes on income	13	0.6	18	1.0
Net loss	(1,434)	(62.7)	(848)	(45.3)
Net income (loss) attributable to non-controlling interest	(55)	(2.4)	75	4.0
Loss attributable to ModSys International Ltd. shareholders	(1,379)	(60.3)	(923)	(49.3)

Three Months Ended March 31, 2015 and 2014

Revenue. Revenue was $2.3 million for the three months ended March 31, 2015, a 22.2% increase when compared to $1.9 million for the three months ended March 31, 2014.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts. Revenue generated from fixed price projects was $1.6 million for the three months ended March 31, 2015 and $1.1 million for the three months ended March 31, 2014. This increase is attributable to additional projects due to the Ateras merger.

Revenue generated from our consulting services was $348,000 for the three months ended March 31, 2015 compared to $383,000 for the three months ended March 31, 2014. This decrease is due to a slight reduction in the number of consulting projects.

Revenue generated from our licensing services was $218,000 for the three months ended March 31, 2015 compared to $14,000 for the three months ended March 31, 2014. The increase in revenue generated from our license fees is attributed to a $22,000 increase from Ateras merger licensing sales and $196,000 from new projects in the United Kingdom offset with a reduction of the value of the remaining licenses sold in the quarter.

Revenue generated from our long-term maintenance contract services was $124,000 for the three months ended March 31, 2015 compared to $279,000 for the three months ended March 31, 2014. The decrease in long-term maintenance contracts is attributable to a decrease in the number of maintenance contracts and a decrease in the average value of the contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.7 million for the three months ended March 31, 2015, compared to $1 million for the three months ended March 31, 2014. Cost of revenue as a percentage of revenue was 74.4% for the three months ended March 31, 2015 compared to 52.5% for the three months ended March 31, 2014.   The increase in cost of revenue as a percentage of revenue for three months ended March 31, 2015 is primarily attributable to increase in employee and subcontractor costs due to the increase in headcount related to the Ateras merger.

Gross profit. Gross profit was $0.6 million for the three months ended March 31, 2015, a 34.1% decrease when compared to $0.9 million for the three months ended March 31, 2014. Gross profit as a percentage of revenue was 25.6% for the three months ended March 31, 2015 compared to 47.5% for the three months ended March 31, 2014. The decrease is primarily attributable to higher revenue, offset by an increase in cost of revenue due to the increase in employee headcount related to the Ateras merger.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $386,000 for the three months ended March 31, 2015, a 15.2% increase when compared to $335,000 for the three months ended March 31, 2014. The increase was the result of the additional research and development employee headcount related to the Ateras merger.  As a percentage of revenue, research and development costs were 16.9% for the three months ended March 31, 2015 and 17.9% for the three months ended March 31, 2014.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses were $1.3 million for the three months ended March 31, 2015, a 6.6% decrease when compared to $1.4 million for the three months ended March 31, 2014. The decrease was the result of a reduction in employee costs due to a reduced number of employees offset with additional recruiting fees and infrastructure fees for the office associated with the Ateras merger. As a percentage of revenue, selling, general and administrative expenses were 57.7% for the three months ended March 31, 2015 compared to 75.6% for the three months ended March 31, 2014.

Amortization of intangible assets. We had amortization expense of $254,000 for the three months ended March 31, 2015, compared to no expense for the three months ended March 31, 2014. The increase was the result of the amortization cost of intangible assets related to the Ateras merger

Financial income (expense), net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Financial income is the result of the effect of the change in our stock price and the effect on the value of our warrants, which were fully exercised in 2014. Our financial expense was $47,000 for the three months ended March 31, 2015, when compared to financial income of $30,000 for the three months ended March 31, 2014.

Taxes on income.  We had income tax expense of $13,000 for the three months ended March 31, 2015, compared to $18,000 for the three months ended March 31, 2014. The tax expense for the three months ended March 31, 2015 and 2014 is current tax expense.

Net income (loss) attributable to non-controlling interest. Net loss attributable to non-controlling interest was $55,000 for the three months ended March 31, 2015, when compared to net income of $75,000 for the three months ended March 31, 2014, and represented the non-controlling share in the net income (loss) of our subsidiary, Zulu Software Inc.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Since our inception, we have funded our operations primarily through the public and private sales of our securities, cash received from customers and through our borrowing under our credit facility and otherwise. As of March 31, 2015, we had cash and cash equivalents of $806,000 and negative working capital of $1.7 million. As of December 31, 2014, we had cash and cash equivalents of $449,000 and negative working capital of $922,000. As of March 31, 2015, we had drawn down $2.2 million under our credit facility described below.

Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the next twelve months. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions.

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

On May 11, 2015, the Company entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank dated May 11, 2014 (the “Amendment”). The Amendment amended our Loan and Security Agreement dated October 2, 2013, as previously amended, to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by the Amendment. A copy of the Amendment is attached as Exhibit 10.3 and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

As of March 31, 2015, we had borrowed $1.5 million against our non-formula revolving line and $679,000 against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by a guarantee;

●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

●	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

●	financial covenant for a minimum liquidity ratio.

Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2015, was $585,000 compared to $1.7 million during the three months ended March 31, 2014. The change is primarily attributable to the increased in our revenue and a reduction to our workforce cost and reduced payments to our vendors. net loss of $600,000 being offset with the amortization of the Ateras merger assets in the amount of $200,000, an decrease increase in trade receivables of $400,000, an increase in trade payables of $400,000 and the increase in other liabilities and deferred revenues of $700,000.

Cash Used in Investment Activities

Net cash used in investment activities during the three months ended March 31, 2015 was $8,000 compared to $39,000 during the three months ended March 31, 2014. Net cash used in investment activities in the three months ended March 31, 2015 and 2014 include purchases of computers and computer software.

Cash Provided by Financing Activities

Net cash provided by financing activities was $950,000 during the three months ended March 31, 2015. As of March 31, 2015, we borrowed $1.5 million against our non-formula revolving line and $679,000 against the revolving line.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2015, the contingent liability amounted to $170,346.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of March 31, 2015, the remaining loan balance was approximately $154,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2016. Operating lease payments for the three months ended March 31, 2015 were approximately 105,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the three months ended March 31, 2015.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations are generally subject to 26.5% corporate tax as of January 1, 2015.  An Israeli company is subject to tax on its worldwide income. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates. Therefore, we do not estimate that changing our headquarters from Herzliya, Israel to Seattle, Washington in June 2013 will not have a material impact on the amount of future tax payments until these carry forward losses are utilized or until we have taxable income on an ongoing basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we have an outstanding $154,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of March 31, 2015 (at fair value):

	Euro		British Pound	NIS	USD	Other		Total
Accounts Receivable	*	%	5%	3%	92%	*	%	100%
Accounts Payable	11%		4%	16%	67%	2%		100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $1.4 million and $3.4 million in the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively.  Our negative cash flows from operations were $585,000 for the three months ended March 31, 2015 and $3.5 million for the twelve months ended December 31, 2014. As of March 31, 2015, we had cash and cash equivalents of $806,000 compared to cash and cash equivalents of $449,000 as of December 31, 2014. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the next twelve months.

We have a credit facility which expires June 30, 2016. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires June 30, 2016. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that such financing would be available, either from investors or financing institutions. Banks usually require as a condition to providing financing, compliance with covenants regarding our maintenance of certain financial ratios. In addition, those covenants may include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us. Our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets.

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $2.3 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014.

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

We had negative cash flows from operations for the three months ended March 31, 2015 and the twelve months ended December 31, 2014 which may continue if we are not successful at increasing our revenue or reducing our expense level.

We had negative operating cash flows of $585,000 for the three months ended March 31, 2015 and $3.5 million for the twelve months ended December 31, 2014. We continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses. However, to date, such cost saving measures have not resulted in reduced expense levels commensurate with our reduced level of revenue and there can be no assurance that such result will occur in the future. As a result, our business, financial condition and results of operations could be materially and adversely affected.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the three months ended March 31, 2015, IBM Corporation accounted for 23.1%, Dell USA L.P. accounted for 26.4%, and Transoft Group Limited accounted for 12.8% of our revenue.

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

 We may experience significant fluctuations in our quarterly and annual results, which makes it difficult to make reliable period-to-period comparisons and may contribute to volatility in the market price of our ordinary shares.

Our quarterly and annual results of operations have fluctuated significantly in the past, and we expect them to continue to fluctuate significantly in the future. These fluctuations can occur as a result of any of the following events:

●	global economic trends;

●	global political trends, in particular, in the middle east and in countries in which we operate;

●	adverse economic conditions in various geographic areas where our customers and potential customers operate;

●	acquisitions, mergers or disposition of companies and assets;

●	timing of completion of specified milestones and delays in implementation;

●	timing of product releases;

●	timing of contracts;

●	changes in selling and marketing expenses, as well as other operating expenses; and

●	currency fluctuations and financial expenses related to our financial instruments.

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

Our results have historically been materially adversely affected by the impairment of the value of certain intangible assets, and we may experience impairment charges in the future, in particular related to the goodwill associated with the Ateras merger.

The assets listed in our consolidated balance sheet as of March 31, 2015 and December 31, 2014, include, among other things, goodwill valued at approximately $25.8 million and $5.2 million allocated to technology, both associated with the Ateras merger. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present. We will amortize the technology over an 8.7 year period.

In each of the fourth quarters of 2014 and 2013, impairment tests were performed and no goodwill impairment was identified.

If we continue to experience reduced cash flows and our market capitalization falls below the value of our equity, or actual results of operations differ materially from our modeling estimates and related assumptions, we may be required to record additional impairment charges for our goodwill. If our goodwill or other intangible assets are deemed to be impaired in whole or in part due to our failure to achieve our goals, we could be required to reduce or write off such assets. Such write-offs could have a material adverse effect on our business and operating results.

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

In the past, we received a letter from the NASDAQ Global Market notifying us that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of May 4, 2015 was $2.90.

In September 2012, we received an additional letter from NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of March 31, 2015, our shareholders equity was $29.1 million.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2013
Second Quarter	4.27	3.46
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.01
Second Quarter	4.48	3.80
Third Quarter	4.29	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20

As of May 4, 2015, the market price of our ordinary shares was $2.90.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

●	our continued operating losses and negative cash flows;

●	our inability to secure funding;

●	any actual or anticipated fluctuations in our or our competitors’ quarterly revenue and operating results;

●	shortfalls in our operating results from levels forecast by securities analysts;

●	adverse consequences of litigation;

●	public announcements concerning us or our competitors;

●	the introduction or market acceptance of new products or service offerings by us or by our competitors;

●	changes in product pricing policies by us or our competitors;

●	changes in security analysts’ financial estimates;

●	changes in accounting principles;

●	sales of our shares by existing shareholders; and

●	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of March 31, 2015, we had 17,880,037 ordinary shares outstanding and 1,174,822 ordinary shares reserved for issuance under our employee equity compensation plans, including 607,222 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013. We have committed to register for resale such shares. We have also agreed to provide certain registration rights to certain Ateras stockholders in connection with the Ateras merger.

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

Generally, a foreign corporation is a PFIC for U.S. federal income tax purposes if (i) 75% or more of its gross income in a taxable year is passive income, or (ii) the average percentage of its assets for the taxable year that produce, or are held for the production of, passive income is at least 50%. Passive income includes interest, dividends, royalties, rents and annuities. Passive assets include working capital, including cash raised in public offerings.  If we are or become a PFIC, our U.S. shareholders could suffer adverse tax consequences, including being taxed as ordinary income tax rates and being subject to an interest charge on gain from the sale or other disposition of our ordinary shares and on certain “excess distributions” with respect to our ordinary shares. Because we expect to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our ordinary shares, which may fluctuate and may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC in 2015 or in a subsequent year.

Our four largest shareholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of March 31, 2015, our four largest shareholders, Mindus Holdings, Ltd., Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29.1%, 27.5%, 18.6% and 11.1%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 86.3% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 11, 2015, the Company entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank dated May 11, 2014 (the “Amendment”). The Amendment amended our Loan and Security Agreement dated October 2, 2013, as previously amended, to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by the Amendment. A copy of the Amendment is attached as Exhibit 10.3 and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment.

Item 6.	Exhibits

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1+	Omnibus Modification to Loan Documents and Consent, dated as of January 8, 2015 by and between Comerica Bank and the Registrant.

10.2+	Third Amendment to Loan and Security Agreement, Modification to Loan Documents and Consent, dated as of May 1, 2015 by and between Comerica Bank and the Registrant.

10.3+	Fourth Amendment to Loan and Security Agreement, dated as of May 11, 2015 by and between Comerica Bank and the Registrant.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: May 14, 2015	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1+	Omnibus Modification to Loan Documents and Consent, dated as of January 8, 2015 by and between Comerica Bank and the Registrant.

10.2+	Third Amendment to Loan and Security Agreement, Modification to Loan Documents and Consent, dated as of May 1, 2015 by and between Comerica Bank and the Registrant.

10.3+	Fourth Amendment to Loan and Security Agreement, dated as of May 11, 2015 by and between Comerica Bank and the Registrant.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

