Form 10-Q
period 2015-06-30
Modsys International Ltd
filed 2015-08-13
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 17,925,672 shares of the registrant’s ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. and its subsidiaries unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ModSys International Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$760	$449
Restricted cash	4	8
Trade accounts receivable, net	3,217	2,479
Other current assets	302	176
Total current assets	4,283	3,112

LONG-TERM ASSETS:

Property and equipment, net	275	321
Goodwill	25,803	25,803
Intangible assets and others, net	5,079	5,587
Total long-term assets	31,157	31,711

Total assets	$35,440	$34,823

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Short-term bank credit and others	$2,802	$1,269
Trade accounts payable	1,508	1,230
Deferred revenue	531	546
Other current liabilities	875	989
Total current liabilities	5,716	4,034

LONG-TERM LIABILITIES:

Accrued severance pay, net	243	229
Loans from others	114	114
Other non-current liabilities	255	40
Total long-term liabilities	612	383

Total equity	29,112	30,406

Total liabilities and equity	$35,440	$34,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenue	$3,327	$1,881	$5,613	$3,752
Cost of revenue	1,663	1,029	3,363	2,011
Gross profit	1,664	852	2,250	1,741

Research and development costs	360	191	746	525
Selling, general and administrative expenses	1,173	1,458	2,493	2,873
Amortization of intangible assets	254	-	508	-
Total operating expenses	1,787	1,649	3,747	3,398

Operating loss	(123)	(797)	(1,497)	(1,657)

Financial income (expense), net	9	6	(38)	35
Loss before taxes on income	(114)	(791)	(1,535)	(1,622)

Taxes on income	1	-	14	18
Net loss	(115)	(791)	(1,549)	(1,640)

Less: Net income (loss) attributable to non-controlling interest	(7)	(40)	(62)	35
Net loss attributable to ModSys International Ltd. shareholders	$(108)	$(751)	$(1,487)	$(1,675)
Loss per share - basic and diluted:
Attributable to the shareholders	$(0.01)	$(0.07)	$(0.08)	$(0.15)

Weighted average shares outstanding, basic and diluted	17,890	11,453	17,877	11,435

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Net loss	$(115)	$(791)	$(1,549)	$(1,640)
Other comprehensive income	-	-	-	-

Total comprehensive loss	(115)	(791)	(1,549)	(1,640)

Comprehensive income (expense) attributable to the non-controlling interests	(7)	(40)	(62)	35
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(108)	$(751)	$(1,487)	$(1,675)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115)	$(791)	$(1,549)	$(1,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	16	555	54
Increase (decrease) in accrued severance pay, net	15	(9)	14	(23)
Stock–based compensation	108	203	255	385
Change in fair value of derivatives	-	(20)	-	(45)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(585)	118	(738)	(391)
Increase in other current assets	(63)	(12)	(115)	(60)
Increase (decrease) in trade payables	(95)	2	278	18
Increase (decrease) in other liabilities and deferred revenues	(169)	11	86	(462)
Net cash used in operating activities	(629)	(482)	(1,214)	(2,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2)	(8)	(41)
Net cash used in investing activities	-	(2)	(8)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit and others	583	-	1,533	-
Net cash provided by financing activities	583	-	1,533	-

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46)	(484)	311	(2,205)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	806	871	449	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$760	$387	$760	$387

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

The Company has incurred negative cash flows from operating activities and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flows position. Management believes that the Company’s current cash position, together with its available credit line and expected equity event secured by a commitment by one of the Company's major shareholder, is sufficient to support the ongoing operations for the next twelve months.

B. Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standard Board ("FASB") issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

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

C. Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Mergers:

A. Zulu Intercompany Merger

On April 23, 2015, the Company completed the intercompany merger (the "Zulu Intercompany Merger") of their majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into the Company’s wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary MS Modernization Services, Inc.

B. Ateras Merger

On December 1, 2014, the Company completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd. merged with and into Ateras (the “ Ateras Merger”). As a result of the Ateras Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc. As of April 2015, due to the Zulu intercompany merger, MS Modernization Services is now a majority-owned subsidiary of Modern Systems and directly and indirectly owned at 88.7% by ModSys International Ltd. (See above discussion of Zulu Intercompany Merger).

Upon the closing of the Ateras Merger, the Company issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Ateras Merger.

Due to the fact the issuance was of restricted shares, the purchase consideration was calculated with an 11.4% discount for lack of marketability on the share price as of the closing date. It should be noted that sales of restricted shares pursuant to Rule 144 were subject to a minimum six-month holding period and sales by any affiliate shareholders will be subject to volume and other limitations.

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their estimated fair values using a purchase price allocation which was finalized during 2015 and performed by an independent third party. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that the fair values of assets acquired exceeded the purchase price by approximately $13.3 million, which is recognized as goodwill. Upon the purchase price allocation, an amount of $345 thousand was allocated to order backlog to be amortized over a 10 month period and an amount of $5.2 million was allocated to technology to be amortized over an 8.7 year period. The table below summarizes the estimates of the fair value of assets acquired at the purchase date.

Cash	$14
Receivables	1,094
Other current assets	187
Fixed assets	72
Other long-term assets	14
Accounts payable	(640)
Other accounts payable	(412)
Deferred revenue	(388)
Long-term liabilities	(40)
Identifiable intangible assets:
Order backlog	345
Technology	5,228
Goodwill	13,302
Total assets acquired	$18,776

Note 3 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
	(in thousands)

Balance as of January 1.	$67,618	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	25,803	12,501
Changes during the period
Goodwill related to acquisition of Sophisticated Business Solutions, Inc. (“Ateras”)	-	13,302

Balance at end of period	$25,803	$25,803

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

During the second quarter, due to a decrease of the Company's share price, the Company assessed whether goodwill impairment is required. As of June 30, 2015 the market capitalization of the Company was higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

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

The Company's financial assets which are considered Level 1 are cash, cash equivalents and restricted cash.

Note 5 – Commitments and Contingencies:

A. Commitments

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2015, the contingent liability that was not recognized amounted to $185 thousand.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585 thousand from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of June 30, 2015, the remaining loan balance was $154 thousand.

B. Contingencies

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

Note 6 – Subsequent Events:

On July 13, 2015, the Company was notified by the Nasdaq Stock Market that it is not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) requiring the Company to maintain a minimum $5 million of Market Value of Publicly Held Shares (“MVPHS”), which consists of shares not held directly or indirectly by an officer, director or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. Pursuant to Nasdaq Listing Rules, the Company has 180 calendar days, or until January 11, 2016, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). To regain compliance, the Company’s MVPHS must close at $5 million or more for a minimum of 10 consecutive business days.

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

As of June 30, 2015, we had cash and cash equivalents of $760,000 and negative working capital of $1.4 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility and our expected equity event secured by a commitment by one of our major shareholders, is sufficient to fund our operations for the next twelve months. Failure to raise the required financing will result in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

The fact that the modernization needs of the market are evolving on a constant basis, necessitates that we are capable of tracking and predicting changes in technologies. Anticipating the needs of the information technology modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

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

Recent Developments

On July 13, 2015, we were notified by the Nasdaq Stock Market that we are not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) requiring us to maintain a minimum $5,000,000 of Market Value of Publicly Held Shares (“MVPHS”), which consists of shares not held directly or indirectly by an officer, director or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. Pursuant to Nasdaq Listing Rules, we have 180 calendar days, or until January 11, 2016, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). To regain compliance, our MVPHS must close at $5,000,000 or more for a minimum of 10 consecutive business days. No guarantee exists that we will be able to regain compliance with this listing rule. We may elect to apply to transfer its securities to the Nasdaq Capital Market, which has a reduced MVPHS requirement, if it satisfies the requirements for continued inclusion in that market.

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standard Board ("FASB") issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the six months ended June 30,	Revaluation (Devaluation) of Israeli new shekel, or NIS, against the US$	Revaluation (Devaluation) of euro against the US$
	%	%
2015	(3.09)	(9.55)
2014	(0.95)	0.86

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended June 30,
	2015		2014
	(in Thousands)%		(in Thousands)%

Revenue	$3,327	100.0	$1,881	100.0
Cost of revenue	1,663	50.0	1,029	54.7
Gross profit	1,664	50.0	852	45.3
Research and development costs	360	10.8	191	10.2
Selling, general, and administrative expenses	1,173	35.3	1,458	77.5
Amortization of intangible assets	254	7.6	-	-
Operating loss	(123)	(3.7)	(797)	(42.4)
Financial income, net	9	0.3	6	0.3
Loss before taxes on income	(114)	(3.4)	(791)	(42.1)
Taxes on income	1	0.0	-	0.0
Net loss	(115)	(3.5)	(791)	(42.1)
Net loss attributable to non-controlling interest	(7)	(0.2)	(40)	(2.1)
Loss attributable to ModSys International Ltd. shareholders	(108)	(3.2)	(751)	(39.9)

	Six months ended June 30,
	2015		2014
	(in Thousands)%		(in Thousands)%

Revenue	$5,613	100.0	$3,752	100.0
Cost of revenue	3,363	59.9	2,011	53.6
Gross profit	2,250	40.1	1,741	46.4
Research and development costs	746	13.3	525	14.0
Selling, general, and administrative expenses	2,493	44.4	2,873	76.6
Amortization of intangible assets	508	9.1	-	-
Operating loss	(1,497)	(26.7)	(1,657)	(44.2)
Financial income (expense), net	(38)	(0.7)	35	0.9
Loss before taxes on income	(1,535)	(27.3)	(1,622)	(43.2)
Taxes on income	14	0.2	18	0.5
Net loss	(1,549)	(27.6)	(1.640)	(43.7)
Net income (loss) attributable to non-controlling interest	(62)	(1.1)	35	(0.9)
Loss attributable to ModSys International Ltd. shareholders	(1,487)	(26.5)	(1,675)	(44.6)

Three and Six Months Ended June 30, 2015 and 2014

Revenue. Our revenue is generated from services and products sales. Our services include fixed-price projects, consulting fees, and long-term maintenance contracts. Our product sales are licensing fees. Total revenue was $3.3 million for the three months ended June 30, 2015, a 77% increase compared to revenue of $1.9 million for the three months ended June 30, 2014. Total revenue was $5.6 million for the six months ended June 30, 2015, a 50% increase when compared to $3.8 million for the six months ended June 30, 2014.

Of the total revenue for the three months ended June 30, 2015, $2.8 million was generated from services, a 100% increase compared to $1.4 million of service revenue for the three months ended June 30, 2014. Of the total service revenue for the three months ended June 30, 2015, $1.2 million or 43% was due to projects acquired from the Ateras Merger. The majority of the Ateras Merger projects are fixed-price projects. Of the total revenue for the six months ended June 30, 2015, $4.9 million was generated from services, which is a 50% increase compared to $3.3 million of service revenue for the six months ended June 30, 2014. Of the service revenue for the six months ended June 30, 2015, $2.0 million or 41% was due to projects acquired from the Ateras Merger.The increase in service revenue for both periods is due to an increase in revenue from our fixed price projects offset by a reduction in our maintenance contract revenue.

Of the total revenue for the three months ended June 30, 2015, $496,000 was generated from licensing fees, a 7% increase compared to $465,000 of licensing fees for the three months ended June 30, 2014. Of the total revenue for the six months ended June 30, 2015, $714,000 was generated from licensing fees. a 49% increase compared to $478,000 of licensing fees for the six months ended June 30, 2014. The Ateras Merger provided 2% and 5%, respectively, of the licensing fees for the three months ended and the six months ended June 30, 2015.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.7 million for the three months ended June 30, 2015, a 62% increase when compared to $1.0 million for the three months ended June 30, 2014. Cost of revenue was $3.4 million for the six months ended June 30, 2015, a 67% increase when compared to $2.0 million for the six months ended June 30, 2014. Cost of revenue as a percentage of revenue was 50% for the three months ended June 30, 2015 compared to 54.7% for the three months ended June 30, 2014.   The increase in cost of revenue is attributable to the increase in subcontractor costs arising from the Ateras merger. Cost of revenue as a percentage of revenue was 59.9% for the six months ended June 30, 2014 compared to 53.6% for the six months ended June 30, 2014.

Gross profit. Gross profit was $1.7 million for the three months ended June 30, 2015, a 95% increase when compared to $0.9 million for the three months ended June 30, 2014. Gross profit for the six months ended June 30, 2015 was $2.3 million, a 29% increase from $1.7 million for the six months ended June 30, 2014. Gross profit as a percentage of revenue was 50% for the three months ended June 30, 2015 compared to 45.3% for the three months ended June 30, 2014. The increase is primarily attributable to an increase in revenue, offset by an increase in cost of revenue due to the increase in subcontractor costs. Gross profit as a percentage of revenue was 40.1% for the six months ended June 30, 2015 compared to 46.4% for the six months ended June 30, 2014. The decrease is attributable to greater revenue in the six months ended June 30, 2015, offset by the increase in cost of revenue due to the increase in subcontractor costs.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $360,000 for the three months ended June 30, 2015, an 88% increase when compared to $191,000 for the three months ended June 30, 2014. The increase was the result of the additional research and development employee headcount related to the Ateras merger. Research and development costs for the six months ended June 30, 2015 were $746,000 compared to $525,000 for the six months ended June 30, 2014, an increase of 42%. The increase was the result of the additional research and development employee headcount related to the Ateras merger. As a percentage of revenue, research and development costs were 10.8% for the three months ended June 30, 2015 and 10.2% for the three months ended June 30, 2014. As a percentage of revenue, research and development costs were 13.3% for the six months ended June 30, 2015 and 14% for the six months ended June 30, 2014.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, and depreciation. Selling, general, and administrative expenses were $1.2 million for the three months ended June 30, 2015, a 20% decrease when compared to $1.5 million for the three months ended June 30, 2014.  Selling, general, and administrative expenses for the six months ended June 30, 2015 were $2.5 million compared to $2.9 million for the six months ended June 30, 2014, a decrease of 13%.   The decrease for both periods was the result of a reduction in employee costs due to a reduced number of employees and a reduction in legal costs offset with additional rent expense for the additional office due to the Ateras merger. As a percentage of revenue, selling, general and administrative expenses were 35.3% for the three months ended June 30, 2015 compared to 77.5% for the three months ended June 30, 2014. As a percentage of revenue, selling, general and administrative expenses were 44.4% for the six months ended June 30, 2015 compared to 76.6% for the six months ended June 30, 2014.

Amortization of intangible assets. We had amortization expense of $254,000 for the three months ended June 30, 2015, compared to no expense for the three months ended June 30, 2014. Amortization expenses for the six months ended June 30, 2015 were $508,000, compared to no expenses for the six months ended June 30, 2014. The increase was the result of the amortization cost of intangible assets related to the Ateras merger.

Financial income (expense), net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Financial income is the result of the effect of the change in our stock price and the effect on the value of our warrants for 2014, and from fluctuations in foreign currency exchange rates in 2014 and 2015. Our financial income was $9,000 for the three months ended June 30, 2015, when compared to financial income of $6,000 for the three months ended June 30, 2014. Our financial expense was $38,000 for the six months ended June 30, 2015 compared to financial income of $35,000 for the six months ended June 30, 2014.

Taxes on income.  We had income tax expense of $1,000 for the three months ended June 30, 2015, compared to no expenses for the three months ended June 30, 2014. The tax expense for the three months ended June 30, 2015 is current tax expense. For the six months ended June 30, 2015, we had income tax expense of $14,000 compared to $18,000 for the six months ended June 30, 2014. The tax expense for the six months ended June 30, 2015 and 2014 is current tax expense.

Net loss attributable to non-controlling interest. Net loss attributable to non-controlling interest was $7,000 for the three months ended June 30, 2015, when compared to net loss of $40,000 for the three months ended June 30, 2014, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc. until the merger of Zulu into MS Modernization Services, Inc. The non-controlling interest now represents the non-controlling share in the net income (loss) of our subsidiary, MS Modernization Services, Inc. Net loss attributable to non-controlling interest for the six months ended June 30, 2015 was $62,000 compared to net income of $35,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Since our inception, we have funded our operations primarily through the public and private sales of our securities, cash received from customers and through our borrowing under our credit facility and otherwise. As of June 30, 2015, we had cash and cash equivalents of $760,000 and negative working capital of $1.4 million. As of December 31, 2014, we had cash and cash equivalents of $449,000 and negative working capital of $922,000. As of June 30, 2015, we had drawn down $2.8 million under our credit facility described below. As of June 30, 2015, our available borrowing under the credit facility was $360,000.

 Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility and expected equity event secured by a commitment by one of the Company's major shareholder, is sufficient to fund our operations for the next twelve months. Failure to raise the required financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

We announced on July 31, 2015, that our Board of Directors has formed a special committee to explore strategic alternatives to enhance shareholder value. These alternatives could include, among others, acquisitions, possible joint ventures, strategic partnerships or alliances, or other possible transactions. We are also continuing to seek to reduce operating expenses.

Credit Facility

In September 2014, we entered into an amendment to our existing loan agreement with Comerica Bank to: (i) increase the non-formula revolving line up to the amount of $2 million backed by guarantees; (ii) increase the borrowing base revolving line amount up to $1.5 million upon the closing of the Ateras merger; and (iii) extend the loan maturity date to December 31, 2015. The amendment has a financial covenant for a minimum liquidity ratio. Our obligations under the amendment are secured by a security interest in our copyrights, trademarks, and patents. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

In May 2015, we entered into an additional amendment to our existing loan agreement with Comerica Bank to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders; and (iii) increase the number of trade accounts for which the concentration limit is not applicable.

As of June 30, 2015, we had borrowed $2.0 million against our non-formula revolving line and $772,000 against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by a guarantee from one of the major shareholders;

●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

●	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

●	financial covenant for a minimum bank debt liquidity coverage ratio, calculated as a ratio of liquidity to all indebtedness , other than indebtedness that is guaranteed, to the bank.

Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015, was $1.2 million compared to $2.2 million during the six months ended June 30, 2014. The change is primarily attributable to an increase in revenue, an increase in our trade receivables , and an increase in other liabilities and deferred revenue. The increase in trade receivables is largely driven by the additional trade receivables associated with the additional Ateras merger projects.

Cash Used in Investment Activities

Net cash used in investment activities during the six months ended June 30, 2015 was $8,000 compared to $41,000 during the six months ended June 30, 2014. Net cash used in investment activities in the six months ended June 30, 2015 and 2014 include purchases of computers and computer software.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.5 million during the six months ended June 30, 2015. As of June 30, 2015, we borrowed $2.0 million against our non-formula revolving line and $772,000 against the revolving line (accounts receivable based).

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2015, the contingent liability amounted to $185,474.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of June 30, 2015, the remaining loan balance was approximately $154,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2016. Operating lease payments for the six months ended June 30, 2015 were approximately $204,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the six months ended June 30, 2015.

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

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates. Therefore, we do not estimate that changing our headquarters from Herzliya, Israel to Seattle, Washington in June 2013 had a material impact on the amount of future tax payments until these carry forward losses are utilized or until we have taxable income on an ongoing basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we have an outstanding $154,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of June 30, 2015 (at fair value):

	Euro	British Pound	NIS	USD	Other		Total
Accounts Receivable	2%	13%	4%	81%	*	%	100%
Accounts Payable	6%	4%	17%	73%	*	%	100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $1.5 million and $3.4 million in the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively.  Our negative cash flows from operations were $1.2 million for the six months ended June 30, 2015 and $3.5 million for the twelve months ended December 31, 2014. As of June 30, 2015, we had cash and cash equivalents of $760,000 compared to cash and cash equivalents of $449,000 as of December 31, 2014. These results have had a negative impact on our financial condition. We have primarily funded our loss from operations and negative cash flow through capital raised from one of our shareholders and with borrowings under our credit facility. As of June 30, 2015, our available borrowing under our credit facility was $360,000. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility and expected equity event secured by a commitment by one of the Company's major shareholder, is sufficient to fund our operations for the next twelve months.

We announced on July 31, 2015 that our Board of Directors has formed a special committee to explore strategic alternatives to enhance shareholder value. These alternatives could include, among others, acquisitions, possible joint ventures, strategic partnerships or alliances, or other possible transactions. There can be no assurance that this exploration process will result in any transaction. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives. We are also continuing to seek to reduce operating expenses.

We have a credit facility which expires June 30, 2016. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires June 30, 2016. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. In addition, the terms of our credit facility require that we raise $2.5 million from investors prior to December 31, 2015. We cannot assure you that such financing would be available, either from investors or financial institutions. Failure to raise the required financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $5.6 million for the six months ended June 30, 2015 and $3.8 million for the six months ended June 30, 2014.

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

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.”. We cannot be assured that we will realize the anticipated benefits from this merger. The anticipated benefits depend, in part, upon our integration of the Ateras business into ours, our ability to retain the customers of Ateras, and our ability to otherwise manage the operations historically conducted by Ateras. We may face difficulty or unanticipated expense in retaining customers, or marketing or selling the Ateras products and services. Any of these circumstances could prevent us from realizing the anticipated benefits of the Ateras merger, which could cause our business to suffer. We face similar risks with respect to any other acquisitions or strategic transactions we may undertake in the future from time to time.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the six months ended June 30, 2015, Dell USA L.P. accounted for 19.2%, IBM Corporation accounted for 16.7%, Fujitsu Canada Inc. accounted for 12.3% and Transoft Group Limited accounted for 14.9% of our revenue.

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

The assets listed in our consolidated balance sheet as of June 30, 2015 and December 31, 2014, include, among other things, goodwill valued at $25.8 million and technology valued at $5.1 million. Technology is amortized over an 8.7 year period. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

During the second quarter of 2015, our share price decreased and since it is one of the impairment indicators, we performed an impairment test and no goodwill impairment was identified. Also, in each of the fourth quarters of 2014 and 2013, impairment tests were performed and no goodwill impairment was identified.

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

Our future success depends on our ability to attract and retain senior employees and to attract, motivate, and retain highly qualified professional employees worldwide at competitive prices.

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

Risks Related to International Operations

Selling and providing our solutions in international markets may cause increased expenses and greater exposure to risks that we may not be able to successfully address.

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

Our ordinary shares are currently listed on NASDAQ. The NASDAQ Stock Market LLC has minimum requirements that a company must meet in order to remain listed on NASDAQ. In the past, we received letters from the NASDAQ Global Market notifying us that we were not in compliance with certain listing requirements for continued listing on the NASDAQ Global Market. For example, on September 19, 2011, we received a letter from the NASDAQ Global Market that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of August 10, 2015 was $1.55.

In September 2012, we received an additional letter from the NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of June 30, 2015, our shareholders equity was $29.1 million.

In July 2015, we received an additional letter from the NASDAQ Global Market advising us that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) requiring us to maintain a minimum $5,000,000 of Market Value of Publicly Held Shares (“MVPHS”), which consists of shares not held directly or indirectly by an officer, director or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. Pursuant to Nasdaq Listing Rules, we have 180 calendar days, or until January 11, 2016, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). To regain compliance, our MVPHS must close at $5,000,000 or more for a minimum of 10 consecutive business days.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2013
Third Quarter	4.70	4.10
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.01
Second Quarter	4.48	3.80
Third Quarter	4.29	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78

As of August 10, 2015, the market price of our ordinary shares was $1.55.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

●	our continued operating losses and negative cash flows;

●	our inability to secure funding;

●	any actual or anticipated fluctuations in our or our competitors’ quarterly revenue and operating results;

●	shortfalls in our operating results from levels forecast by securities analysts;

●	adverse consequences of litigation;

●	public announcements concerning us or our competitors;

●	the introduction or market acceptance of new products or service offerings by us or by our competitors;

●	changes in product pricing policies by us or our competitors;

● ●	changes in security analysts’ financial estimates; public announcements or the impact of any acquisitions or other strategic transactions;

●	changes in accounting principles;

●	sales of our shares by existing shareholders; and

●	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of June 30, 2015, we had 17,899,439 ordinary shares outstanding and 1,155,420 ordinary shares reserved for issuance under our employee equity compensation plans, including 559,390 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013. We have committed to register for resale such shares. We have also agreed to provide certain registration rights to certain Ateras stockholders in connection with the Ateras merger.

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

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of June 30, 2015, our four largest shareholders, Mindus Holdings, Ltd., Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29.1%, 27.4%, 18.6% and 11.1%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 86.2% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	Third Amendment to Loan and Security Agreement, Modification to Loan Documents and Consent, dated as of May 1, 2015 by and between Comerica Bank and the Registrant.

10.2(5)	Fourth Amendment to Loan and Security Agreement, dated as of May 11, 2015 by and between Comerica Bank and the Registrant.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q (File No. 333-06208) filed with the Securities and Exchange Commission on May 14, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: August 13, 2015	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	Third Amendment to Loan and Security Agreement, Modification to Loan Documents and Consent, dated as of May 1, 2015 by and between Comerica Bank and the Registrant.

10.2(5)	Fourth Amendment to Loan and Security Agreement, dated as of May 11, 2015 by and between Comerica Bank and the Registrant.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

(5)	Incorporated by reference to the Registrant’s Report on Form 10-Q (File No. 333-06208) filed with the Securities and Exchange Commission on May 14, 2015.

