Form 10-Q
period 2015-09-30
Modsys International Ltd
filed 2015-11-16
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 17,936,476 shares of the registrant’s ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. and its subsidiaries unless otherwise indicated.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ModSys International Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$697	$449
Restricted cash	4	8
Trade accounts receivable, net	2,411	2,479
Other current assets	228	176
Total current assets	3,340	3,112

LONG-TERM ASSETS:

Property and equipment, net	255	321
Goodwill	25,803	25,803
Intangible assets and others, net	4,825	5,587
Total long-term assets	30,883	31,711

TOTAL ASSETS	$34,223	$34,823

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Short-term bank credit and others	$3,114	$1,269
Trade accounts payable	1,310	1,230
Deferred revenue	454	546
Other current liabilities	803	989
Total current liabilities	5,681	4,034

LONG-TERM LIABILITIES:

Accrued severance pay, net	236	229
Loans from others	68	114
Other non-current liabilities	252	40
Total long-term liabilities	556	383

TOTAL EQUITY	27,986	30,406

TOTAL LIABILITIES AND EQUITY	$34,223	$34,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

3 | Page

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenue	$2,057	$1,594	$7,670	$5,346
Cost of revenue	1,325	1,042	4,688	3,053
Gross profit	732	552	2,982	2,293

Research and development costs	361	168	1,107	693
Selling, general and administrative expenses	1,280	1,279	3,773	4,152
Amortization of intangible assets	254	-	762	-
Total operating expenses	1,895	1,447	5,642	4,845

Operating loss	(1,163)	(895)	(2,660)	(2,552)

Financial income (expense), net	(46)	58	(84)	93
Loss before taxes on income	(1,209)	(837)	(2,744)	(2,459)

Taxes on income	6	11	20	29
Net loss	(1,215)	(848)	(2,764)	(2,488)

Less: Net loss attributable to non-controlling interest	(28)	(70)	(90)	(35)
Net loss attributable to ModSys International Ltd. shareholders	$(1,187)	$(778)	$(2,674)	$(2,453)
Loss per share - basic and diluted:
Attributable to the shareholders	$(0.07)	$(0.07)	$(0.15)	$(0.21)

Weighted average shares outstanding, basic and diluted	17,906	11,497	17,886	11,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

4 | Page

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Net loss	$(1,215)	$(848)	$(2,764)	$(2,488)
Other comprehensive income	-	-	-	-

Total comprehensive loss	(1,215)	(848)	(2,764)	(2,488)

Comprehensive loss attributable to the non-controlling interests	(28)	(70)	(90)	(35)
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(1,187)	$(778)	$(2,674)	$(2,453)

The accompanying notes are an integral part of the condensed consolidated financial statements.

5 | Page

ModSys International Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,215)	$(848)	$(2,764)	$(2,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	18	832	68
Increase (decrease) in accrued severance pay, net	(7)	(12)	7	(35)
Stock–based compensation	89	166	344	552
Change in fair value of derivatives	-	(48)	-	(93)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	806	(50)	68	(441)
Decrease (increase) in other current assets	74	64	(41)	4
Increase (decrease) in trade payables	(198)	193	80	211
Decrease in other liabilities and deferred revenues	(152)	(165)	(66)	(628)
Net cash used in operating activities	(326)	(682)	(1,540)	(2,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(5)	(11)	(42)
Net cash used in investing activities	(3)	(5)	(11)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	312	571	1,845	571
Repayment of long term loan	(46)	(48)	(46)	(48)
Net cash provided by financing activities	266	523	1,799	523

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63)	(164)	248	(2,369)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	760	387	449	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$697	$223	$697	$223

The accompanying notes are an integral part of the condensed consolidated financial statements.

6 | Page

ModSys International Ltd.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — Unaudited

Note 1 – Summary of Significant Accounting Policies:

A.          The Company

ModSys International Ltd. (together with its subsidiaries, “the Company”, “we”, or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology modernization solutions.

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

The Company has incurred negative cash flows from operating activities and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flows position. Management believes that the Company’s current cash position, together with its available credit line and expected equity event secured by a commitment by one of the Company's major shareholders, is sufficient to support the ongoing operations for the next twelve months. See also Note 6.

B.          Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 including interim periods within those fiscal years, and should be applied prospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is still assessing whether the adoption of this ASU will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, ASU 2015-03 requires that the amortization of debt issuance costs be reported as interest expenses. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB published Accounting Standards Update 2015-15 (“Subtopic 835-30”), “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements” (“ASU 2015-15”), which provides additional guidance on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 notes that the Securities and Exchange Commission (“SEC”) staff would not object to an entity presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is still assessing whether the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on its consolidated financial statements.

C.          Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of the management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

E.          Principles of Consolidation

The consolidated financial statements include the Company's and its subsidiaries’ financial statements.  The consolidated financial statements of subsidiaries are included in the condensed consolidated financial statements from the date that control is achieved until the date that the control ceases. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. Intercompany transactions and balances are eliminated upon consolidation.

7 | Page

Note 2 – Mergers:

A.          Ateras Merger

On December 1, 2014, the Company completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd. merged with and into Ateras (the “Ateras Merger”). As a result of the Ateras Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc. As of April 2015, due to the Zulu Intercompany Merger, MS Modernization Services is now a majority-owned subsidiary of Modern Systems Corporation and directly and indirectly owned at 88.7% by ModSys International Ltd. (See below discussion on Zulu Intercompany Merger).

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

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their estimated fair values using a purchase price allocation which was finalized during 2015 and performed by an independent third party. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that purchase price exceeded the fair values of net assets acquired by approximately $13.3 million, which is recognized as goodwill. Upon the purchase price allocation, an amount of $345 thousand was allocated to order backlog to be amortized over a 10 month period and an amount of $5.2 million was allocated to technology to be amortized over an 8.7 year period. The table below summarizes the fair value of assets acquired at the purchase date.

Cash	$14
Receivables	1,094
Other current assets	187
Fixed assets	72
Other long-term assets	14
Accounts payable	(640)
Other accounts payable	(412)
Deferred revenue	(388)
Long-term liabilities	(40)
Identifiable intangible assets:
Order backlog	345
Technology	5,228
Goodwill	13,302
Total assets acquired	$18,776

8 | Page

B.          Zulu Intercompany Merger

On April 23, 2015, the Company completed the intercompany merger (the "Zulu Intercompany Merger") of their majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into the Company’s wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc. The transaction was accounted for as an equity transaction with non-controlling interests.

Note 3 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	Unaudited	Audited
	(in thousands)

Balance as of January 1	$67,618	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	25,803	12,501
Changes during the period
Goodwill related to acquisition of Sophisticated Business Solutions, Inc. (“Ateras”)	-	13,302

Balance at end of period	$25,803	$25,803

Goodwill is not amortized, but rather is subject to an annual impairment test. The Company is one operating segment and one reporting unit related to its overall information technology modernization ..The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

The Company determines the fair value of a reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock exchange and an appropriate control premium.

During the third quarter, due to a decrease of the Company's share price, the Company assessed whether goodwill impairment is required. As of September 30, 2015, the market capitalization of the Company was higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

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

9 | Page

Note 5 – Commitments and Contingencies:

A.          Commitments

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2015, the contingent liability that was not recognized amounted to $172 thousand.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585 thousand from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitutes a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of September 30, 2015, the remaining loan balance was $102 thousand.

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

C.          Other

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

Note 6 – Subsequent Events:

On November 10, 2015, the Company received a commitment letter from Comerica Bank to provide Modern Systems Corporation and MS Modernization Services, Inc., “Borrowers” a renewal of the revolving line in the amount of $1.5 million and the non-formula revolving line in the amount of $2.0 million and to extend the maturity date to January 31, 2017. The new covenants are (a) minimum liquidity ratio of 1.25:1.00, (b) trailing six month EBITDA, and (c) to raise new equity of not less than $1.0 million on or before December 31, 2015, which was secured by a commitment by one of the Company’s major shareholders. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

10 | Page

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

11 | Page

In addition to the technology tools, we provide professional services for:

●	project management of migrations;

●	understanding and mapping of the applications;

●	testing;

●	remediation; and

●	on-going monitoring and management of the environments.

As of September 30, 2015, we had cash and cash equivalents of $697,000 and negative working capital of $2.3 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility and our expected equity event secured by a commitment by one of our major shareholders, is sufficient to fund our operations for the next twelve months. Failure to raise the required financing will result in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

On November 10, 2015, we received a commitment letter from Comerica Bank to provide Modern Systems Corporation and MS Modernization Services, Inc., “Borrowers” a renewal of the revolving line in the amount of $1.5 million and the non-formula revolving line in the amount of $2.0 million and to extend the maturity date to January 31, 2017. The new covenants are (a) minimum liquidity ratio of 1.25: 1.00, (b) trailing six month EBITDA, and (c) to raise new equity of not less than $1.0 million on or before December 31, 2015, which was secured by a commitment by one of our major shareholders. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

12 | Page

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 including interim periods within those fiscal years, and should be applied prospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is still assessing whether the adoption of this ASU will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, ASU 2015-03 requires that the amortization of debt issuance costs be reported as interest expenses. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB published Accounting Standards Update 2015-15 ("Subtopic 835-30"), “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements” (“ASU 2015-15”), which provides additional guidance on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 notes that the Securities and Exchange Commission (“SEC”) staff would not object to an entity presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is still assessing whether the adoption of this ASU 2015-03 and ASU 2015-15 will have a material impact on its consolidated financial statements.

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

13 | Page

Following is a summary of the most relevant monetary indicators for the reported periods:

For the Nine months ended September 30,	Revaluation (Devaluation) of Israeli new shekel, or NIS, against the US$	Revaluation (Devaluation) of euro against the US$
	%	%
2015	0.87	8.11
2014	6.45	8.53

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended September 30,
	2015		2014
	(in Thousands)%		(in Thousands)%

Revenue	$2,057	100.0	$1,594	100.0
Cost of revenue	1,325	64.4	1,042	65.4
Gross profit	732	35.6	552	34.6
Research and development costs	361	17.5	168	10.5
Selling, general, and administrative expenses	1,280	62.2	1,279	80.2
Amortization of intangible assets	254	12.3	-	-
Operating loss	(1,163)	(56.5)	(895)	(56.1)
Financial income (expense), net	(46)	(2.2)	58	3.6
Loss before taxes on income	(1,209)	(58.8)	(837)	(52.5)
Taxes on income	6	0.3	11	0.7
Net loss	(1,215)	(59.1)	(848)	(53.2)
Net loss attributable to non-controlling interest	(28)	(1.4)	(70)	(4.4)
Net loss attributable to ModSys International Ltd. shareholders	(1,187)	(57.7)	(778)	(48.8)

	Nine months ended September 30,
	2015		2014
	(in Thousands)%		(in Thousands)%

Revenue	$7,670	100.0	$5,346	100.0
Cost of revenue	4,688	61.1	3,053	57.1
Gross profit	2,982	38.9	2,293	42.9
Research and development costs	1,107	14.4	693	13.0
Selling, general, and administrative expenses	3,773	49.2	4,152	77.7
Amortization of intangible assets	762	9.9	-	-
Operating loss	(2,660)	(34.7)	(2,552)	(47.7)
Financial income (expense), net	(84)	(1.1)	93	1.7
Loss before taxes on income	(2,744)	(35.8)	(2,459)	(46.0)
Taxes on income	20	0.3	29	0.5
Net loss	(2,764)	(36.0)	(2,488)	(46.5)
Net loss attributable to non-controlling interest	(90)	(1.2)	(35)	(0.7)
Net loss attributable to ModSys International Ltd. shareholders	(2,674)	(34.9)	(2,453)	(45.9)

14 | Page

Three and Nine Months Ended September 30, 2015 and 2014

Revenue. Our revenue is generated from services and products sales. Our services include fixed-price projects, consulting fees, and long-term maintenance contracts. Our product sales are licensing fees. Total revenue was $2.1 million for the three months ended September 30, 2015, a 29% increase compared to revenue of $1.6 million for the three months ended September 30, 2014. Total revenue was $7.7 million for the nine months ended September 30, 2015, a 43.5% increase when compared to revenue of $5.3 million for the nine months ended September 30, 2014.

Of the total revenue for the three months ended September 30, 2015, $2.0 million was generated from services, a 38% increase compared to $1.4 million of service revenue for the three months ended September 30, 2014. Of the total service revenue for the three months ended September 30, 2015, $0.8 million, or 38.4%, was due to projects acquired from the Ateras Merger. The majority of the Ateras Merger projects are fixed-price projects. Of the total revenue for the nine months ended September 30, 2015, $6.9 million was generated from services, a 46.6% increase compared to $4.7 million of service revenue for the nine months ended September 30, 2014. Of the service revenue for the nine months ended September 30, 2015, $2.8 million, or 40.1%, was due to projects acquired from the Ateras Merger. The increase in service revenue for both periods is due to an increase in revenue from our fixed price projects offset by a reduction in our maintenance contract revenue.

Of the total revenue for the three months ended September 30, 2015, $85,000 was generated from licensing fees, a 49% decrease compared to $166,000 of licensing fees for the three months ended September 30, 2014. Of the total revenue for the nine months ended September 30, 2015, $799,000 was generated from licensing fees, a 21% increase compared to $660,000 of licensing fees for the nine months ended September 30, 2014. The Ateras Merger provided 0% and 4%, respectively, of the licensing fees for the three months ended and the nine months ended September 30, 2015.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.3 million for the three months ended September 30, 2015, a 27.2% increase when compared to $1.0 million for the three months ended September 30, 2014. Cost of revenue was $4.7 million for the nine months ended September 30, 2015, a 53.6% increase when compared to $3.1 million for the nine months ended September 30, 2014. The increase in cost of revenue in the three and nine month periods ended September 30, 2015 is attributable to the increase in employee and independent subcontractor costs arising from the Ateras Merger. Cost of revenue as a percentage of revenue was 64.4% for the three months ended September 30, 2015 compared to 65.4% for the three months ended September 30, 2014. Cost of revenue as a percentage of revenue was 61.1% for the nine months ended September 30, 2014 compared to 57.1% for the nine months ended September 30, 2014.

Gross profit. Gross profit was $0.7 million for the three months ended September 30, 2015, a 32.6% increase when compared to $0.6 million for the three months ended September 30, 2014. Gross profit for the nine months ended September 30, 2015 was $3.0 million, a 30% increase from $2.3 million for the nine months ended September 30, 2014. Gross profit as a percentage of revenue was 35.6% for the three months ended September 30, 2015 compared to 34.6% for the three months ended September 30, 2014. Gross profit as a percentage of revenue was 38.9% for the nine months ended September 30, 2015 compared to 42.9% for the nine months ended June 30, 2014. The decrease during the nine month period ended September 30, 2015 is attributable to greater revenue in the nine months ended September 30, 2015, offset by the increase in cost of revenue due to additional employee and independent subcontractor costs.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $361,000 for the three months ended September 30, 2015, a 114.9% increase when compared to $168,000 for the three months ended September 30, 2014. The increase was the result of the additional research and development employee headcount related to the Ateras Merger. Research and development costs for the nine months ended September 30, 2015 were $1.1 million compared to $693,000 for the nine months ended September 30, 2014, an increase of 59.7%. The increase was the result of the additional research and development employee headcount related to the Ateras Merger. As a percentage of revenue, research and development costs were 17.5% for the three months ended September 30, 2015 compared to 10.5% for the three months ended September 30, 2014. As a percentage of revenue, research and development costs were 14.4% for the nine months ended September 30, 2015 compared to 13% for the nine months ended September 30, 2014.

15 | Page

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, and depreciation. Selling, general, and administrative expenses were $1.3 million for the three months ended September 30, 2015 and 2014.  Selling, general, and administrative expenses for the nine months ended September 30, 2015 were $3.8 million compared to $4.2 million for the nine months ended September 30, 2014, a decrease of 9.1%. The decrease in the three and nine month periods ended September 30, 2015 was the result of a reduction in employee costs due to a reduced number of employees and a reduction in legal costs offset with additional rent expense for the additional office due to the Ateras Merger. As a percentage of revenue, selling, general and administrative expenses were 62.2% for the three months ended September 30, 2015 compared to 80.2% for the three months ended September 30, 2014. As a percentage of revenue, selling, general and administrative expenses were 49.2% for the nine months ended September 30, 2015 compared to 77.7% for the nine months ended September 30, 2014.

Amortization of intangible assets. We had amortization expense of $254,000 for the three months ended September 30, 2015, compared to no amortization expense for the three months ended September 30, 2014. Amortization expenses for the nine months ended September 30, 2015 were $762,000, compared to no amortization expenses for the nine months ended September 30, 2014. The increase was the result of the amortization cost of intangible assets related to the Ateras Merger.

Financial income (expense), net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Financial income is the result of the effect of the change in our stock price and the effect on the value of our warrants for 2014, and from fluctuations in foreign currency exchange rates in 2014 and 2015. Our financial expense was $46,000 for the three months ended September 30, 2015, when compared to financial income of $58,000 for the three months ended September 30, 2014. Our financial expense was $84,000 for the nine months ended September 30, 2015 compared to financial income of $93,000 for the nine months ended September 30, 2014.

Taxes on income.  We had income tax expense of $6,000 for the three months ended September 30, 2015, compared to $11,000 for the three months ended September 30, 2014. The tax expense for the three months ended September 30, 2015 and 2014 is current tax expense. For the nine months ended September 30, 2015, we had income tax expense of $20,000 compared to $29,000 for the nine months ended September 30, 2014. The tax expense for the nine months ended September 30, 2015 and 2014 is current tax expense.

Net loss attributable to non-controlling interest. Net loss attributable to non-controlling interest was $28,000 for the three months ended September 30, 2015, when compared to net loss of $70,000 for the three months ended September 30, 2014, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc. until the merger of Zulu into MS Modernization Services, Inc. The non-controlling interest now represents the non-controlling share in the net loss of our subsidiary, MS Modernization Services, Inc. Net loss attributable to non-controlling interest for the nine months ended September 30, 2015 was $90,000 compared to net loss of $35,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Since our inception, we have funded our operations primarily through the public and private sales of our securities, cash received from customers and through our borrowing under our credit facility and otherwise. As of September 30, 2015, we had cash and cash equivalents of $697,000 and negative working capital of $2.3 million. As of December 31, 2014, we had cash and cash equivalents of $449,000 and negative working capital of $922,000. As of September 30, 2015, we had drawn down $3.1 million under our credit facility described below. As of September 30, 2015, we had $10,000 of available borrowing under the non-formula revolving line and were in a payback position on the revolving line. On October 30, 2015 we made the required payment in the amount of $378,000.

16 | Page

Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility and expected equity event secured by a commitment by one of our major shareholders, is sufficient to fund our operations for the next twelve months. Failure to raise the required financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

The principal terms of the agreement as of September 30, 2015, are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by a guarantee from one of the major shareholders;

●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

●	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime plus margin;

●	financial covenant for a minimum bank debt liquidity coverage ratio, calculated as a ratio of liquidity to all indebtedness, other than indebtedness that is guaranteed, to the bank; and

●	to raise new equity of not less than $2.5 million on or before December 31, 2015.

On November 10, 2015, we received a commitment letter from Comerica Bank to provide Modern Systems Corporation and MS Modernization Services, Inc., “Borrowers” a renewal of the revolving line in the amount of $1.5 million and the non-formula revolving line in the amount of $2.0 million and to extend the maturity date to January 31, 2017. The new covenants are (a) minimum liquidity ratio of 1.25: 1.00, (b) trailing six month EBITDA, and (c) to raise new equity of not less than $1.0 million (instead of the $2.5 million mentioned above) on or before December 31, 2015, which was secured by a commitment by one of our major shareholders. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

As of September 30, 2015, we had borrowed $2.0 million against our non-formula revolving line and $1.1 million against the revolving line.

Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015, was $1.5 million compared to $2.9 million during the nine months ended September 30, 2014. The change is primarily attributable to an increase in revenue, an increase in our trade receivables, and an increase in other liabilities and deferred revenue. The increase in trade receivables is largely driven by the additional trade receivables associated with the additional Ateras Merger projects.

17 | Page

Cash Used in Investment Activities

Net cash used in investment activities during the nine months ended September 30, 2015 was $11,000 compared to $42,000 during the nine months ended September 30, 2014. Net cash used in investment activities in the nine months ended September 30, 2015 and 2014 include purchases of computers and computer software.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.8 million during the nine months ended September 30, 2015. As of September 30, 2015, we borrowed $2.0 million against our non-formula revolving line and $1.1 million against the revolving line (accounts receivable based).

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2015, the contingent liability amounted to $172,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of September 30, 2015, the remaining loan balance was approximately $102,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2016. Operating lease payments for the nine months ended September 30, 2015 were approximately $292,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the nine months ended September 30, 2015.

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

18 | Page

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we have an outstanding $102,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of September 30, 2015 (at fair value):

	Euro	British Pound	NIS	USD	Other		Total
Accounts Receivable	2%	12%	2%	84%	*	%	100%
Accounts Payable	5%	13%	9%	72%	1%		100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

19 | Page

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $2.8 million and $3.7 million in the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively.  Our negative cash flows from operations were $1.5 million for the nine months ended September 30, 2015 and $3.5 million for the twelve months ended December 31, 2014. As of September 30, 2015, we had cash and cash equivalents of $697,000 and negative working capital of $2.3 million. These results have had a negative impact on our financial condition. We have primarily funded our loss from operations and negative cash flow through capital raised from one of our shareholders and with borrowings under our credit facility. As of September 30, 2015, we had $10,000 of available borrowing under the non-formula revolving line and were in a payback position on the revolving line. On October 30, 2015 we made the required payment in the amount of $378,000. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility and expected equity event secured by a commitment by one of our major shareholders, is sufficient to fund our operations for the next twelve months.

We have a credit facility which expires January 31, 2017. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires January 31, 2017. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. In addition, the terms of our credit facility require that we raise $1.0 million from investors prior to December 31, 2015. We cannot assure you that such financing would be available, either from investors or financial institutions. Failure to raise the required financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

20 | Page

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

Although there have been indications that the economy may be improving in many areas, this has not resulted in an increase in purchases by our customers. Our revenue was $7.7 million for the nine months ended September 30, 2015 and $5.3 million for the nine months ended September 30, 2014.

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

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” We cannot be assured that we will realize the anticipated benefits from this merger. The anticipated benefits depend, in part, upon our integration of the Ateras business into ours, our ability to retain the customers of Ateras, and our ability to otherwise manage the operations historically conducted by Ateras. We may face difficulty or unanticipated expense in retaining customers, or marketing or selling the Ateras products and services. Any of these circumstances could prevent us from realizing the anticipated benefits of the Ateras Merger, which could cause our business to suffer. We face similar risks with respect to any other acquisitions or strategic transactions we may undertake in the future from time to time.

21 | Page

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the nine months ended September 30, 2015, Dell USA L.P. accounted for 21.1%, IBM Corporation accounted for 15.9%, Transoft Group Limited accounted for 14.6% and Fujitsu Canada Inc. accounted for 10.7% of our revenue.

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

22 | Page

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

23 | Page

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

The assets listed in our consolidated balance sheet as of September 30, 2015 and December 31, 2014, include, among other things, goodwill valued at $25.8 million and technology valued at $4.8 million. Technology is amortized over an 8.7 year period. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

During the third quarter of 2015, our share price decreased and since it is one of the impairment indicators, we performed an impairment test and no goodwill impairment was identified. Also, in each of the fourth quarters of 2014 and 2013, impairment tests were performed and no goodwill impairment was identified.

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

24 | Page

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

25 | Page

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

26 | Page

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

27 | Page

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

Our ordinary shares are currently listed on NASDAQ. The NASDAQ Stock Market LLC has minimum requirements that a company must meet in order to remain listed on NASDAQ. In the past, we received letters from the NASDAQ Global Market notifying us that we were not in compliance with certain listing requirements for continued listing on the NASDAQ Global Market. For example, on September 19, 2011, we received a letter from the NASDAQ Global Market that we failed to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). Following the receipt of such letter, on December 28, 2011, we executed a one-for-four reverse split of our ordinary shares, which resulted in an increase of the par value per ordinary share from NIS 0.01 to NIS 0.04, following which we regained compliance with NASDAQ’s minimum bid price requirement of $1.00 per share. The closing bid price of our ordinary shares on the NASDAQ Global Market, as of November 6, 2015 was $2.00.

In September 2012, we received an additional letter from the NASDAQ Global Market advising us that according to the Form 6-K filed by us for the period ended June 30, 2012, our shareholder equity fell below the minimum $10 million requirement set forth in Marketplace Rule 5450(b)(1)(A) for continued listing on the NASDAQ Global Market. During the third quarter of 2012, we regained compliance with the shareholder equity minimum requirement. As of September 30, 2015, our shareholders' equity was $28 million.

28 | Page

In July 2015, we received an additional letter from the NASDAQ Global Market advising us that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(C) requiring us to maintain a minimum $5,000,000 of Market Value of Publicly Held Shares (“MVPHS”), which consists of shares not held directly or indirectly by an officer, director or any person who is the beneficial owner of more than 10 percent of the total shares outstanding. Pursuant to Nasdaq Listing Rules, we have 180 calendar days, or until January 11, 2016, to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). To regain compliance, our MVPHS must close at $5,000,000 or more for a minimum of 10 consecutive business days. As of November 6, 2015, our MVPHS remained below $5,000,000.

We cannot assure you that we will be able to continue to comply with The NASDAQ Global Market minimum requirements. If we fail to comply with those requirements within the required period, and we shall not be able to take sufficient steps to regain compliance, our shares may be delisted from The NASDAQ Global Market or we may be required to transfer our securities to the Nasdaq Capital Market (if we satisfy the requirements in that market), either of which could reduce the liquidity of, and have an adverse effect on the price of, our ordinary shares.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2013
Fourth Quarter	4.80	3.97
2014
First Quarter	4.60	4.01
Second Quarter	4.48	3.80
Third Quarter	4.29	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78
Third Quarter	1.91	1.15

As of November 6, 2015, the market price of our ordinary shares was $2.00.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

●	our continued operating losses and negative cash flows;

●	our inability to secure funding;

●	any actual or anticipated fluctuations in our or our competitors’ quarterly revenue and operating results;

●	shortfalls in our operating results from levels forecast by securities analysts;

●	adverse consequences of litigation;

●	public announcements concerning us or our competitors;

●	the introduction or market acceptance of new products or service offerings by us or by our competitors;

29 | Page

●	changes in product pricing policies by us or our competitors;

●	changes in security analysts’ financial estimates;

●	public announcements or the impact of any acquisitions or other strategic transactions;

●	changes in accounting principles;

●	sales of our shares by existing shareholders; and

●	the loss of any of our key personnel.

Future sales of our shares to be registered for resale in the public market could dilute the ownership interest of our existing shareholders and could cause the market price for our ordinary shares to fall.

As of September 30, 2015, we had 17,932,580 ordinary shares outstanding and 1,120,059 ordinary shares reserved for issuance under our employee equity compensation plans, including 449,813 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of such date, we also had the following commitments to issue up to 1,042,523 ordinary shares that may be issued to the investors in connection with certain anti-dilution rights granted in connection with the private placement consummated in November 2013. We have committed to register for resale such shares. We have also agreed to provide certain registration rights to certain Ateras stockholders in connection with the Ateras Merger.

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

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of September 30, 2015, our four largest shareholders, Mindus Holdings, Ltd., Columbia Pacific Opportunity Fund, LP and affiliated entities, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29.0%, 28.5%, 18.6% and 11.0%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 87.2% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.

30 | Page

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

31 | Page

Item 6.	Exhibits

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	Separation Agreement and Release between Rick Oppedisano and Registrant, dated August 30, 2015

10.2(6)	Employment Contract between Matt Bell and Registrant, dated October 1, 2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on September 2, 2015.

(6)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 2, 2015.

32 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: November 16, 2015	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	/s/ Rick Rinaldo
Rick Rinaldo Chief Financial Officer (Principal Financial and Accounting Officer)

33 | Page

EXHIBIT INDEX

Number	Description

2.1(1)	Amended and Restated Agreement and Plan of Merger dated October 14 2014

3.1(2)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009.

3.2(3)	Articles of Association as amended on September 5, 2012.

4.2(4)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009

4.3(4)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto

10.1(5)	Separation Agreement and Release between Rick Oppedisano and Registrant, dated August 30, 2015

10.2(6)	Employment Contract between Matt Bell and Registrant, dated October 1, 2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 15, 2014.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F (File No. 333-06208) filed with the Securities and Exchange Commission on March 25, 2010.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (File No. 333-19134) filed with the Securities and Exchange Commission on November 27, 2013.

(4)	Incorporated by reference to the Registrant’s Report on Form 6-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 13, 2009.

(5)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on September 2, 2015.

(6)	Incorporated by reference to the Current Report on Form 8-K (File No. 333-06208) filed with the Securities and Exchange Commission on October 2, 2015.

34 | Page