Form 10-K
period 2015-12-31
Modsys International Ltd
filed 2016-03-30
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number 333-06208

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)
600 University Street, Suite 2409 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (206) 395-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary shares, NIS 0.04 par value per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $3,591,382 based on the closing sale price as reported on the NASDAQ Global Market of $1.80.

As of March 21, 2016, there were 18,601,064 ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

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

Zulu Intercompany Merger

On April 23, 2015, we completed the intercompany merger (the “Zulu Intercompany Merger”) of our majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into our wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc.

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

In 2015, Dell and IBM accounted for 21.6% and 13.7% of our revenue, respectively. In 2014, HP Enterprise Services UK Ltd and Jetro Cash & Carry accounted for 15.5% and 11.1% of our revenue, respectively.

The following table summarizes our revenues by geographic regions based on the location of the end customer for the periods indicated:

	Year ended December 31,
	2015	2014
	(in thousands)
North America	6,501	3,743
Europe	2,852	2,688
Israel	454	809
Total Revenue	$9,807	$7,240

Research and Development

We continue to reinvest in our company through our investment in technology and process improvement. We also invest in a skilled and specialized workforce. In 2015, our investment in research and development amounted to $1,495,000 as compared to $932,000 in 2014. The increase was largely due to the additional research and development cost resulting from the merger of MS Modernization Services, Inc. (f/k/a Ateras).

Chief Scientist Grants

We received, through a subsidiary, an aggregate of approximately $300,000 in grants from the Office of the Chief Scientist in the Ministry of Industry, Trade and Labor of the State of Israel (the “OCS”), for the development of PowerText. PowerText is a software solution for automated electronic document mining, management and presentment. Royalties of 3% are payable to the OCS on all sales of PowerText up to 100% of the dollar-linked grant received. The balance of the contingent liability relating to the royalties payable by our subsidiaries to the OCS, at December 31, 2015, amounted to approximately $173,000.

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

Organizational Structure

We run our worldwide operations through several wholly owned and controlled subsidiaries, the significant of which are named below:

Name of Subsidiary	Ownership Interest	Country of Incorporation
Modern Systems Corporation	100.0%	United States
BluePhoenix Solutions U.K. Limited	100.0%	United Kingdom
BluePhoenix Legacy Modernization s.r.l.	100.0%	Italy
BluePhoenix I-ter S.R.L.	100.0%	Italy
BluePhoenix Solutions Srl.	100.0%	Romania
MS Modernization Services Inc.	88.7%	United States

Employees

We had 58 full-time employees and 12 full-time consultants, as of December 31, 2015

Company Information

We were incorporated in Israel in 1987 under the name A. Crystal Solutions Ltd. In 1996, we changed our name to Crystal Systems Solutions Ltd. In 2003, we changed our name to BluePhoenix Solutions Ltd. In 2014, we changed our name to ModSys International Ltd. Our registered office is located at 3 Hasadnaot Street, Herzliya, 46733, Israel and our telephone number is: 972-545- 333158.  Our headquarters are located at 600 University Street, Suite 2409, Seattle, Washington, 98101 and our telephone number is (206) 395-4152.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $5.8 million and $3.4 million in each of the years 2015 and 2014, respectively.  Our negative cash flows from operations were $1.4 million in 2015 compared to $3.5 million in 2014. As of December 31, 2015, we had cash and cash equivalents of $1.5 million compared to cash and cash equivalents of $0.4 million as of December 31, 2014.  These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. If these trends continue, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition, and results of operations.

We have a credit facility with one bank which expires June 30, 2017. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires June 30, 2017. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that we will be able to extend the terms of this credit facility or that alternative financing would be available, either from investors or financial institutions. Failure to raise the additional financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

Our credit facility requires us to comply with covenants regarding our maintenance of certain financial ratios. In addition, these covenants include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Additional restrictions may stipulate the balances we can maintain in non-affiliated banks. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us.

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

In order to finance our operations, we may raise capital from time to time from our shareholders or other third parties. Our arrangements with any such parties may include the issuance of equity or debt securities or conversion options of loans and interest accrued thereon into equity securities. The issuance of equity securities to investors would dilute your holdings in our company.

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

We had negative cash flows from operations in 2015 and 2014, which may continue if we are not successful at increasing our revenues or reducing our expense level.

We had negative operating cash flows of $1.4 million in 2015 and $3.5 million in 2014. We continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses, and research and development expenses.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenues, could cause a reduction in our revenues and profitability, which in turn could materially adversely affect our business, financial condition, and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the technology and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenues. In 2015, Dell and IBM accounted for 21.6% and 13.7% of our revenue, respectively. In 2014, HP Enterprise Services UK Ltd and Jetro Cash & Carry accounted for 15.5% and 11.1% of our revenue, respectively.

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

We continue to assess our infrastructure costs and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses and research and development expenses.

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

The IT modernization business is characterized by rapidly evolving technology and methodologies. This makes it difficult to predict demand and market acceptance for our technology and services. In order to succeed, we need to adapt the solutions we offer in order to keep up with technological developments and changes in customer needs. We cannot guarantee that we will succeed in enhancing our technology and services, or developing or acquiring new technology that adequately addresses changing customer requirements. We also cannot assure you that the technology and services we offer will be accepted by customers. If our technology and services are not accepted by customers, our future revenues and profitability will be adversely affected. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing solutions obsolete and unmarketable, or require us to enhance our current technology or develop new technology. This may require us to expend significant amounts of money, time, and other resources to meet the demand. This could strain our personnel and financial resources. Furthermore, modernization projects may deal with customer mission critical applications, and therefore encapsulate risk for the customer. Therefore, customers are more cautious in entering into transactions with us, and accordingly, the process for approval and signing of deals is lengthy and expensive. We make efforts to mitigate such risks associated with legacy modernization projects but from time to time we encounter delays in the negotiation process.

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

The assets listed in our consolidated balance sheet as of December 31, 2015, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present. In each of 2015 and 2014, following impairment tests we performed, no goodwill impairment was identified.

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” The fair value purchase price allocation from this merger resulted us recording approximately $5.2 million in technology intangible assets. We subjected the value of these intangible assets to an annual impairment test as of December 31, 2015. The impairment test indicated that the fair value of these intangible assets at this time was approximately $3.2 million, causing us to record non-cash impairment to amortization expense of approximately $1.5 million.

If we continue to experience reduced cash flows and our market capitalization falls below the value of our equity, or actual results of operations differ materially from our modeling estimates and related assumptions, we may be required to record additional impairment charges for our goodwill or intangible assets. If our goodwill or intangible assets were deemed to be impaired in whole or in part due to our failure to achieve our goals, or if we fail to accurately predict the useful life of the intangible assets, we could be required to reduce or write off such assets. Such write-offs could have a material adverse effect on our business and operating results.

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

If we continue to reduce the number of employees, we may cause undesirable consequences and our operating results may be harmed.

During 2015, we continue to reduce our headcount. The continued reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

Substantial litigation over intellectual property rights exists in the global software industry. Software products may be subject to third-party infringement claims as the functionality of products in different industry segments overlaps. Our success depends, in part, upon our ability not to infringe the intellectual property rights of others. We cannot predict whether third parties will assert claims of infringement against us. In addition, our employees and contractors have access to software licensed by us from third parties. A breach of the nondisclosure undertakings by any of our employees or contractors may lead to a claim of infringement against us.

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

Since we operate in several countries, we are impacted by inflation, deflation, devaluation and fluctuation of various currencies. We enter into transactions with customers and suppliers in local currencies, while the reporting currency of our consolidated financial statements and the functional currency of our business is the U.S. dollar. Fluctuations in foreign currency exchange rates in countries where we operate can adversely affect the reflection of these activities in our consolidated financial statements or make our products more expensive and increase our operating costs. In addition, fluctuations in the value of our non-dollar revenues, costs, and expenses measured in dollars could materially affect our results of operations, and our balance sheet reflects non-dollar denominated assets and liabilities, which can be adversely affected by fluctuations in the currency exchange rates.

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

Risks Related to Our Traded Securities

If we fail to comply with the minimum bid price requirement or any other minimum requirement for continued listing on the NASDAQ Capital Market, our shares may be delisted.

On July 13, 2015 we received a letter from NASDAQ notifying us that we were no longer in compliance with NASDAQ Marketplace Rule 5450(b)(1)(C) for the NASDAQ Global Market, which requires a company to maintain a minimum of $5,000,000 of its public shares outstanding to be held by non-affiliated shareholders. We were given 180 days to comply with the Marketplace Rule. Because approximately 90% of our outstanding shares are held by affiliated shareholders, we could not comply with this Marketplace Rule. On January 25, 2016, our ordinary shares were transferred to the NASDAQ Capital Market, which does not have the requirement of Marketplace Rule 5450(b)(1)(C).

We cannot assure you that we will be able to continue to comply with The NASDAQ Capital Market minimum requirements. If we fail to comply with those requirements, and we shall not be able to take sufficient steps to regain compliance, our shares may be delisted from The NASDAQ Capital Market, which could reduce the liquidity of, and have an adverse effect on the price of, our ordinary shares.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market during each of the last two years are summarized in the table below:

	High	Low
2015	3.46	1.15
2014	4.60	3.14

As of March 21, 2016, the closing price of our ordinary shares was $2.05.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of December 31, 2015, we had 18,568,802 ordinary shares outstanding and 1,111,068 ordinary shares reserved for issuance under our employee equity compensation plans, including 660,444 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of December 31, 2015, we also have 500,000 preferred shares outstanding, which are convertible into ordinary shares, and outstanding warrants to purchase 704,919 ordinary shares.

The exercise of options by employees and office holders, vesting of restricted stock units granted to employees and office holders, exercise of warrants by investors, conversion of preferred shares or conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options and warrants could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

Our U.S. shareholders could suffer adverse tax consequences if we are characterized as a passive foreign investment company (“PFIC”).

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

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of December 31, 2015, our four largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Mindus Holdings, LTD, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29.4%, 28.7%, 23.0%, and 10.7%, respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 92% of our ordinary shares as of the date of this Annual Report on Form 10-K (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We, together with our subsidiaries and affiliates, currently occupy approximately 19,720 square feet of office space. The aggregate annual rent we paid for our facilities in 2015 was $345,000. The following table presents certain information about our current facilities and the terms of lease of these facilities.

Country and State	City	Sq. Feet	Expiration	Annual rental fees in 2015 (*) in thousands $
Israel	Herzliya	160	December 2016	$11
Romania	Bucharest	6,300	August 2016	77
USA, Washington	Seattle	898	November 2017	76
USA, Virginia	Reston	1,885	August 2015	11
USA, North Carolina	Charlotte	1,200	July 2016	14
USA, Texas	Dallas	9,277	March 2019	156
Total		19,720		$345

(*) Includes related fees such as management fees, parking, etc.

If, in the future, we determine that we need additional space to accommodate our facilities, we believe that we will be able to obtain this additional space without difficulty and at commercially reasonable prices. We do not own any real property. We have relocated our office in Israel to the area listed above, reducing its size due to the reduced headcount. The lease in Israel is a three-month lease that renews automatically (with a three month notice of termination requirement).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares, par value NIS 0.04 per share, have been trading on the NASDAQ Global Market since January 31, 1997, under the symbol “BPHX.” In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.” In January 2016, our listing was transferred to the NASDAQ Capital Market. See risk factor “If we fail to comply with the minimum bid price requirement or any other minimum requirement for continued listing on the NASDAQ Capital Market, our shares may be delisted.” on page 14 for additional information.

Price Range of Our Ordinary Shares

The following table sets forth the reported high and low sales closing prices of our ordinary shares for each quarter of the two most recent years, as quoted on the NASDAQ Global Market:

	Closing Price
	Per Share
	In US$
	High	Low
2014
First Quarter	4.60	4.20
Second Quarter	4.48	4.10
Third Quarter	4.16	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78
Third Quarter	1.91	1.15
Fourth Quarter	2.35	1.39

Holders of Record

As of March 21, 2016, there were approximately twelve holders of record of our ordinary shares. This figure does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our ordinary shares. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. We expect to pay share dividends on our preferred shares which carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share.

Recent Sales of Unregistered Securities

In December 2015, we issued warrants to Pacific Opportunity Fund, LP, Prescott Group Aggressive Small Cap Master Fund and Mindus Holdings, Ltd. to purchase 454,191 ordinary shares in exchange for loan modifications or loan guarantees. These warrants have an exercise price of $0.01 per share and have a three-year term from the date of grant. The warrants were 50% vested on the date of grant and 50% vested on February 24, 2016.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” and in other parts of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Overview

We engage in the information technology (“IT”) modernization solutions business and provide professional services and translation software. ModSys International Ltd. (Formerly: BluePhoenix Solutions Ltd.) (together with its subsidiaries, “we”) is an Israeli corporation, which operates in one operating segment of IT modernization solutions.

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

In December 2015, we issued 500,000 preferred shares and warrants to purchase 250,000 ordinary shares in a private placement in exchange for $1 million in cash. We also issued an additional 625,000 ordinary shares in the same transaction as the result of an anti-dilutive clause under a prior investment. In December 2015, we also issued warrants to purchase 454,191 ordinary shares in exchange for loan modifications or loan guarantees.

We have reported multiple year-over-year net losses that have resulted in negative cash flows. We cannot be certain that any additional financing will be available on reasonable terms or at all.

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

We present revenues from products and revenues from services in separate line items.  The product revenues line item includes revenues generated from stand-alone software products. In the services revenue line item, we include revenues generated from maintenance and consulting fees and revenues accounted for pursuant to ASC 605-35-25. Tax collected from customers and remitted to government authorities (including VAT) are presented in the income statement on a net basis.

Revenues derived from direct software license agreements are recognized in accordance with FASB ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable, and persuasive evidence of an arrangement exists.

Long-term contracts accounted for pursuant to FASB ASC Topic 605-35-25 are contracts in which we sell our software framework, on which material modifications, developments and customizations are performed, to provide the customer with a new and modern IT application with enhanced capabilities that were unavailable in its former legacy system. The services are essential to the functionality of the software and to its compliance with customers’ needs and specifications. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. Changes in our estimates may affect the recognition of our long-term contract revenues. We recognize contract losses, if any, in the period in which they first become evident. Some of our contracts include client acceptance clauses. In these contracts, we follow the guidance of ASC 985-605-55 and ASC Topic 605. In determining whether revenue can be recognized, when an acceptance clause exists, we consider our history with similar arrangements, the customer’s involvement in the negotiation process, and the existence of other service providers and the payment terms.

We recognize revenues from consulting fees based on the number of hours performed. Revenues from maintenance services are recognized ratably over the term of the maintenance period. When a project involves significant production, modification or customization of software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-35-25 and 605-24-77. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. We recognize contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in our contracts.  Our software framework and these kinds of modifications and customizations are not sold separately.

Impairment of Goodwill and Intangible Assets

Our business acquisitions resulted in goodwill and other intangible assets. We periodically evaluate our goodwill and intangible assets, for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of our acquired businesses and investments. In accordance with FASB ASC Topic 350 “Intangible — goodwill and other,” goodwill is not amortized but rather subject to periodic impairment testing.

Goodwill is tested for impairment by first comparing the fair value of the reporting unit with its carrying value. These write downs may have an adverse effect on our operating results. Future events could cause us to conclude that impairment indicators exist and that additional intangible assets associated with our acquired businesses are impaired. In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a portion of the reporting unit will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value; or (vi) the testing for recoverability of a significant asset group within the reporting unit.

We have one operating segment and one reporting unit related to overall IT modernization. We utilize a two-step method to perform a goodwill impairment review in the last day of the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of our assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. In 2015 and 2014, we determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using our share price in the NASDAQ Global Market and an appropriate control premium. As of December 31, 2015 and 2014, our market capitalization was significantly higher than the net book value of the reporting unit and therefore there was no need to measure a control premium or to continue to step 2.

On completion of our merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras,” the fair value purchase price allocation from this merger resulted in us recording approximately $5.2 million in technology intangible assets. We subjected the value of these intangible assets to an annual impairment test as of December 31, 2015. The impairment test indicated that the fair market value of these intangible assets at this time was approximately $3.2 million, causing us to record non-cash impairment of approximately $1.5 million in addition to $500k amortization already recorded during the year.

Stock Based Compensation

We account for stock-based compensation to employees in accordance with FASB ASC Topic 718 “Compensation — Stock Compensation.” In the past two years, all of the awards were restricted stock units (“RSUs”).  RSUs are valued based on the market value of the underlying stock at the date of grant. We measure and recognize compensation expense with respect to share options based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of December 31, 2015, there were no unrecognized tax benefits. Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes we are taking into account various estimations, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this guidance.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2015-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2015-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. We are currently evaluating the impact of the adoption of ASU 2015-15 on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Our Functional Currency

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

Following is a summary of the most relevant monetary indicators for the reported periods:

For the Year ended December 31,	Inflation rate in Israel	Revaluation (Devaluation) of NIS against the US$	Revaluation (Devaluation) of euro against the US$
	%	%	%
2015	(0.10)	0.33	11.25
2014	(0.20)	12.04	13.25

Operating Results

The following table presents the percentage change of certain items from our consolidated statement of operations for fiscal years ending December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	% change
	(in thousands, except per share data)
Revenues:
Services	$8,516	$6,088	39.9%
Products	1,291	1,152	12.1%
Total revenues	9,807	7,240	35.5%
Cost of revenues	6,033	4,076	48.0%
Total cost of revenues	6,033	4,076	48.0%
Gross profit	3,774	3,164	19.3%
Research and development costs	1,495	932	60.4%
Selling, general, and administrative expenses	4,851	6,044	-19.7%
Amortization of intangible assets	946	-	*
Intangible assets impairment	1,466	-	*
Total operating expenses	8,758	6,976	25.5%
Operating loss	(4,984)	(3,812)	30.7%
Financial income (expenses), net	(1,117)	115	-1071.3%
Loss before taxes on income	(6,101)	(3,697)	65.0%
Taxes on income	41	25	64.0%
Net loss	(6,142)	(3,722)	65.0%
Less: Net loss attributable to non-controlling interest	(328)	(327)	0.3%
Net loss attributable to ModSys International Ltd. shareholders	$(5,814)	$(3,395)	71.3%

Years Ended December 31, 2015 and 2014

Revenue.

Revenue was $9.8 million in 2015 when compared to $7.2 million in 2014, a 35.5% increase. This increase is primarily attributable to the additional revenue from new customers acquired as a result of the merger with MS Modernization Services, Inc. (f/k/a Ateras).

We currently concentrate our resources on providing legacy modernization solutions and services. Most of our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts.

Revenue generated from fixed price projects was $6.1 million in 2015 and $3.7 million in 2014 resulting in a year-over-year increase of 64.4%. This increase is attributed to the additional revenue resulting from new customers acquired as a result of the merger with MS Modernization Services in December of 2014.

Revenue generated from our consulting services was $1.79 million in 2015, compared to $1.1 million in 2014 for an increase of 59%. The increase for the year was driven by an increase in the number of customers using these services.

Revenue generated from our licensing services was $1.29 million in 2015, compared to $1.2 million in 2014. The increase in revenue generated from our license fees of 12% is attributed to an increase in the number of licenses issued for use with fixed-price engagements.

Revenue generated from our long-term maintenance contract services was $0.6 million in 2015, compared to $1.2 million in 2014 resulting in a 48% decrease. The decrease in long-term maintenance contracts is attributable to the reduced number of maintenance contracts primarily with a single customer.

Cost of revenues.

Cost of revenues consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenues was $6 million in 2015, compared to $4.1 million in 2014, an increase of 48%.  This increase in the amount of cost of revenue resulted primarily from the additional revenue from the merger with MS Modernization Services, Inc. and the increase in fixed cost projects, which are labor intensive.

Gross profit.

Gross profit in 2015 was $3.8 million, a 19.3% increase from $3.2 million in 2014. This increase is due to a shift in the mix of revenue to fixed-price projects from maintenance contracts which typically have a higher profit margin.

Research and development costs.

Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our suite of modernization solutions and are charged to operations as incurred. Research and development costs in 2015 were $1.5 million compared to $0.9 million in 2014, an increase of 60.4%. The increase resulted from an increase in our employee headcount as a result of the merger with MS Modernization Services, Inc. in December of 2014.

Selling, general, and administrative expenses.

Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses in 2015 were $4.8 million compared to $6 million in 2014, a decrease of 19.74%. The decrease for the year is attributable to reduced expenses in bad debts of $0.6 million, professional fees of $0.3 million, and stock compensation expense of $0.3 million.

Amortization of intangible assets

The amortization of intangible assets acquired from the merger with MS Modernization Services, Inc. (f/k/a Ateras) were $946,000 and $0 in 2015 and 2014, respectively, as the merger was completed toward the end of 2014.

Financial income (expenses), net.

Financial income (expenses), net include interest income, interest expense paid on loans, foreign currency translation adjustments, the change in value of the warrants issued by us, and expenses associated with financing activities. Our financial expense in 2015 was $1.1 million versus financial income of $0.1 million in 2014. The 2015 financial expense of $1.1 million is largely due to the expense of $1.0 million associated with the issuance of warrants in conjunction with our December 2015 financing and loan guarantees. The income in 2014 is due to the change in our share price and its effect on the value of the warrants offset by bank fees and interest charges. These warrants expired in 2014.

Taxes on income.

In 2015, we had income tax expense of $41,000 compared to $25,000 in 2014, a 64% difference. The tax expense in 2015 is comprised of $18,000 current tax expense and $23,000 deferred tax related to previous years.

Net result attributable to non-controlling interest.

On April 23, 2015, we completed the intercompany merger (the "Zulu Intercompany Merger") of our majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into our wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc. As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc. The transaction was accounted for as an equity transaction with non-controlling interests.

Net results attributable to non-controlling interest represent the minority interest share in the net results of MS Modernization Services, Inc. following the merger of Zulu Software Inc. into MS Modernization Services, Inc. Net results attributable to non-controlling interest in 2015 was a loss of $328,000 compared to a loss of $327,000 in 2014. The 2015 loss was driven principally from the minority interest share in the impairment of the technology.

Liquidity and Capital Resources

Capital Markets

Since 1997, we have consummated various public equity and debt offerings as well as private equity and debt offerings. In December of 2015, we completed a private placement with some of our major shareholders where we sold $1 million of equity, consisting of 500,000 shares of preferred stock and warrants to purchase 250,000 ordinary shares. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share, subject to adjustment for stock splits, combinations, recapitalizations and the like. In the event dividends are paid on any ordinary share, we shall pay an additional dividend on all outstanding preferred shares in a per share amount equal (on an as if converted to ordinary share basis) to the amount paid or set aside for each ordinary share. The preferred shares are convertible into our ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of our company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share.

On December 29, 2015, our shareholders approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants may be exercised on issuance with the remaining 50% vesting on February 24, 2016 unless the promissory note is paid in full on or before that time, which would result in the cancellation of the unvested 50%. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for our ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants may be exercised on issuance with the remaining 50% vested on February 24, 2016 unless the Comerica Bank note is reduced to below $1,000,000 on or before that date, which would result in the cancellation of the unvested 50%.

While we have successfully raised financing in the past in both the public and private capital markets, there can be no assurances that we will continue to access to these markets in the future. We have reported multiple year-over-year net losses that have resulted in negative cash flows. We cannot be certain that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of our ordinary shares or securities convertible into or exchangeable into our ordinary shares, the percentage ownership of our then-existing stockholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of our existing ordinary and preferred shares. We believe that we have sufficient capital resources to support operations for the next twelve months.

Cash and Cash Equivalents

As of December 31, 2015, we had cash and cash equivalents of $1.5 million and negative working capital of $2.0 million. As of December 31, 2014, we had cash and cash equivalents of $449,000 and negative working capital of $922,000. The working capital decreased primarily due to the increased borrowings from our revolving lines.

Net cash used in operating activities during 2015 was $1.4 million compared to $3.5 million during 2014. The change is largely due to the increase in other liabilities and deferred revenue of $1.4 million and the increase of non-cash financing expenses related to the grants of warrants to the shareholders of $1.0 million.

Net cash provided in financing activities was $2.4 million in 2015 and net cash provided in financing activities was $1.3 million in 2014. In 2015, we consummated a private placement of 500,000 shares of preferred stock and 250,000 warrants for ordinary shares for $1 million. In 2014, we utilized bank financing of $1.2 million for funding of operating losses as compared to $1.5 million in 2015.

Days Sales Outstanding

Days sales outstanding (“DSO”) for the year ended December 31, 2015 was 75 days. DSO for 2014 was 125 days. The decrease of DSO of 50 days on a year-over-year basis contributed to our liquidity and came in spite of an increase of revenue in 2015 of 35.5% with the outstanding accounts receivable in 2015 lower than the balance in 2014 by $459,000.

Credit Facility

On May 11, 2015, we entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by this Amendment.

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

On March 16, 2016 , we entered into the Fifth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) waive the liquidity covenant violations of September and December 2015; (ii) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2017; (iii) amend the definition of eligible accounts receivable; (iv) waive the equity event of $2.5 million on or before December 31, 2015; (v) add a new six month rolling EBITDA covenant and (vi) limit the amount of cash transfer to ModSys International Ltd.. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

As of December 31, 2015, we had borrowed $2.0 million against our non-formula revolving line and $712,000 against the revolving line from a total of up to $1.5 million available.

Capital Expenditures

Investment in property and equipment required to support our software development activities was comprised mainly of the purchase of computers and peripheral equipment.  This investment amounted to $11,000 in 2015 and $51,000 in 2014.

Treasury Shares

Since January 1, 2014, we have not repurchased any of our shares. As of December 31, 2014, we had repurchased an aggregate of 592,810 of our ordinary shares under our buy-back programs, for an aggregate of approximately $15.2 million. Some of the repurchased shares were allotted to employees and consultants in connection with the exercise of options and vesting of RSUs under our option and award plans. Under the Israeli Companies Law 5759-1999 (the “Israeli Companies Law”), the repurchased shares held by us do not confer upon their holder any rights. The first buy-back program adopted in May 1998 enables us to purchase our shares, utilizing up to $5 million. Under the second buy-back program adopted in September 1998, and amended in May 1999, we may purchase, up to an additional 500,000 ordinary shares. We do not currently intend to make any additional repurchases under these two buy-back programs.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2015, the contingent liability amounted to $173,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-ter S.R.L. (I-ter), received an amount of $585,000 from the Ministry of Production in Italy for I-ter’s Easy4Plan product. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2015, the remaining loan balance was approximately $102,000. Our subsidiary’s operations have been reduced significantly, which may result in the Ministry of Production in Italy requiring the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2019. Annual rental fees paid in 2015 were approximately $354,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the fiscal year ended December 31, 2014 or December 31, 2015.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations are generally subject to 26.5% corporate tax rate from January 1, 2014 and 25% corporate tax rate starting on January 1, 2016. An Israeli company is subject to tax on its worldwide income. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table describes information about our executive officers and directors as of December 31, 2015. The business address for our executive officers and directors is 600 University Street, Suite 2409, Seattle, Washington, 98101.

Name	Age	Position
Matt Bell	42	President and Chief Executive Officer
Rick Rinaldo (5)	51	Chief Financial Officer
Scott Miller (4)	63	Chairman of the Board of Directors
Carla Corkern (1)(2)(3)	48	Director
Brian Crynes (1)(2)(3)	69	Director
Thomas J. Jurewicz (1)(2)	51	Director
Melvin L. Keating (2)	69	Director

(1)	Member of the audit committee and compensation committee.
(2)	Independent director under The NASDAQ Capital Market listing requirements.
(3)	An outside director in accordance with Israeli Companies Law, as further explained in Outside Directors under the Israeli Companies Law below.
(4)	Mr. Miller was appointed as our Executive Chairman of the Board in November 2015.
(5)	Mr. Rinaldo will resign as an officer and employee of the Company on April 15, 2016.

Matt Bell has served as our chief executive officer since July 2012 and also served as a director between October and December 2015. He had served as our president from March 2012 to July 2012. In 2011, prior to joining our company, Mr. Bell served as chief operating officer at PitchBook Data, Inc. Between 2007 and 2011, Mr. Bell served as vice president of sales and business development for three enterprise startup companies backed by a venture capital firm from Seattle, WA. Mr. Bell also served as general manager of sales of RealNetworks where he managed the enterprise, education, government, and ASP sales throughout North America. He also managed all enterprise OEM business globally. Mr. Bell holds a BA in business and administration specializing in marketing and finance from the University of Washington.

Rick Rinaldo has served as our chief financial officer since April 2013. Prior to this position, between 2009 and 2014, Mr. Rinaldo worked for Expedia.com running the treasury operations group which included worldwide responsibilities for cash management, investments and insurance. Prior to that, Mr. Rinaldo had over 15 years of financial experience at various positions. Mr. Rinaldo holds a BS in finance from California State University, Chico.

Scott Miller has served as a director since December 2014 and as Chairman of our Board of Directors since March 2015 and as our Executive Chairman since November 2015. Mr. Miller served as Chief Executive Officer and President of Sophisticated Business Systems, Inc. d/b/a Ateras from December 2005 to December 2014, when Ateras was acquired by Modern Systems. Mr. Miller began his career in electronics while serving in the Air Force.

Carla Corkern has served as one of the Company’s outside directors as well as Chair of the Company’s Audit Committee and Compensation Committee since April 2013. Ms. Corkern has served as Chief Executive Officer and Chairman of the Board of Talyst, Inc. since 2008. During 2006 and 2007, she served as President of Extended Care at Talyst, Inc. and thereafter, until 2008, she served as Chief Operating Officer. Between 2004 and 2006, Ms. Corkern served as Vice President of Engineering and Chief Operations Officer at Vykor, Inc. During 2004, Ms. Corkern acted as principal of Cosmochan Consulting. In 2001 and 2002, she served as Vice President and General Manager of Netegrity, and from 1999 to 2001, she served as Vice President, Professional Services and Training at DataChannel Inc. Ms. Corkern was the President and founder of Isogen International, until its sale to DataChannel Inc. in 1999. Ms. Corkern holds a BS in Technical Communication from Louisiana Tech University.

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

Mr. Matt Bell and Mr. Thomas J. Jurewicz are first cousins.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC and the NASDAQ on their initial beneficial ownership of our common shares and any subsequent changes. Each of Matt Bell, Rick Rinaldo, Rick Oppedisano, Melvin L. Keating, Carla Corkern, Bryan Crynes, Thomas J. Jurewicz, Scott Miller and Harel Kodesh failed to file monthly Form 4s with respect to the vesting of restricted stock units in 2015. In March 2016, the Company’s directors and officers filed all the missing reports identified above.

Procedures by which security holders may recommend nominees

Neither our articles of association, nor the Israeli Companies Law, include any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Board of Directors

Pursuant to our articles of association, directors are elected at a general meeting of our shareholders by a vote of the holders of a majority of the voting power represented at the meeting. Additional directors may be elected between general meetings by a majority of our directors. Our board is comprised of five persons, four of which (Brian Crynes, Thomas Jurewicz, Carla Corkern, and Melvin Keating) have been determined to be independent within the meaning of the applicable NASDAQ requirements. Two of these independent directors (Brian Crynes and Carla Corkern) also serve as outside directors mandated under Israeli law and subject to additional criteria to help ensure their independence (See “Outside Directors under the Israeli Companies Law” below). Each director, except for the outside directors, holds office until the next annual general meeting of shareholders, when, subject to any law, such director may be reappointed for an additional term of service. Officers are appointed by our board of directors.

Under the Israeli Companies Law, a person who lacks the necessary qualifications and the ability to devote an appropriate amount of time to the performance of his or her duties as a director shall not be appointed to serve as a director of a publicly traded company. While determining a person’s compliance with such provisions, the company’s special requirements and its scope of business shall be taken into account. Where the agenda of a shareholders meeting of a publicly traded company includes the appointment of directors, each director nominee is required to submit a declaration to the company confirming that he or she has the necessary qualifications provided under Israeli law that he or she is able to devote an appropriate amount of time to performance of his or her duties as a director. In the declaration, the director nominee shall specify his or her qualifications and confirm that the restrictions set out in the Israeli Companies Law do not apply.

In addition, each director nominee must include in his or her declaration a statement, the content of which shall be that he or she was not convicted for certain criminal or securities laws offenses provided under the Israeli Companies Law. Any person nominated to serve as an office holder of a publicly-traded company shall also comply with such disclosure requirements.

Furthermore, under the Israeli Companies Law, a person shall not be appointed as a director or an office holder of a publicly-traded company (i) if a court has ordered that due to the severity and circumstances of an offense committed by a nominee, such nominee is not fit to serve as a director or an office holder of a public company; or (ii) the administrative enforcement committee mandated under the Israeli Securities Law 5728-1969, referred to as the Securities Law, imposed on such nominee restrictions with respect to serving as a director or office holder, as applicable, of a publicly-traded company for a certain period of time.

Under the Israeli Companies Law, if a director or office holder ceases to comply with any of the requirements provided in the Israeli Companies Law, such director must notify the company immediately, and his or her term of service shall terminate on the date of the notice.

Outside Directors under the Israeli Companies Law

Under the Israeli Companies Law, companies incorporated under the laws of Israel whose shares have been offered to the public in or outside of Israel, are required to appoint at least two outside directors.

The Israeli Companies Law provides that a person may not be appointed as an outside director if such person is a relative of the controlling shareholder, or if such person or the person’s relative, partner, employer, another person to whom he was directly or indirectly subject, or any entity under the person’s control, has, as of the date of the person’s appointment to serve as outside director, or had, during the two years preceding that date, any affiliation with any of the following:

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

No person may serve as an outside director if: (a) the person’s position or other business activities create, or may create a conflict of interest with the person’s responsibilities as an outside director or may otherwise interfere with the person’s ability to serve as an outside director; (b) at the same time such person serves as a director of another company on whose board of directors, a director of the other company serves as an outside director; (c) the person is an employee of the Israel Securities Authority or of an Israeli stock exchange; (d) such person or such person’s relative, partner, employer or anyone to whom such person is directly or indirectly subordinate, or any entity under such person’s control, has business or professional relations with any person or entity he or she should not be affiliated with, as described in the preceding paragraph, unless such relations are negligible; or (e) such person received compensation, directly or indirectly, in connection with his or her service as a director, other than as permitted under the Israeli Companies Law and the regulations promulgated thereunder.

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

Pursuant to the Israeli Companies Law, all outside directors must have financial and accounting expertise or professional qualifications, and at least one outside director must have financial and accounting expertise. The terms “financial and accounting expertise” and “professional qualifications” are defined in regulations promulgated under the Israeli Companies Law.

If an outside director ceases to comply with any of the requirements provided in the Israeli Companies Law with respect to the appointment of outside directors, such outside director must notify the company immediately, and his or her term of service shall terminate on the date of such notice.

Outside directors are elected for a three-year term and may be re-elected for two additional terms of three years each, provided that with respect to the appointment for each such additional three-year term, one of the following has occurred:

(a) the reappointment of the outside director has been proposed by one or more shareholders holding together one percent or more of the voting rights in the company, and the appointment was approved at the general meeting of the shareholders by a simple majority, provided that: (i) in calculating the majority, votes of controlling shareholders or shareholders having a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with the controlling shareholder) and abstentions are disregarded; and (ii) the total number of shares which voted for the appointment held by shareholders who do not have a personal interest in the appointment (other than a personal interest which does not stem from an affiliation with a controlling shareholder) and/or who are not controlling shareholders, exceeds two percent of the voting rights in the company; and (iii) as of the date of the appointment and during the two years preceding such date, the outside director being reappointed does not have any affiliation to (and is not) the shareholder that proposed the appointment nor a material shareholder of the company which has direct or indirect business relations with the company or that competes with the company (i) – (iii) above collectively referred to as the “Section 245(a1) Requirementsˮ); or

(b) the reappointment of the outside director has been proposed by the board of directors and the appointment was approved by such special majority required for the initial appointment of an outside director.

At present, Brian Crynes and Carla Corkern serve as our outside directors. Mr. Crynes is to hold office until August 22, 2018 and Ms. Corkern is to hold office until April 10, 2019. In accordance with the Israeli Companies Regulations (Alleviation for Public Companies Whose Shares are Listed on a Stock Exchange Outside of Israel) 2000, referred to as the Alleviation Regulations, Israeli companies whose shares are listed on a stock exchange outside of Israel, such as our company, may re-appoint an outside director for additional terms not exceeding three years each, beyond the three three-year terms generally applicable, provided that, if an outside director is being re-elected for an additional term or terms beyond the three three-year terms: (i) the audit committee and board of directors must determine that, in light of the outside director’s expertise and special contribution to the board of directors and its committees, the re-election for an additional term is to the company’s benefit; (ii) the reappointment of the outside director must be made in accordance with the provisions of Section 245(a1) Requirements (as described above); and (iii) the term during which the nominee has served as an outside director and the reasons given by the audit committee and board of directors for extending his or her term of service must be presented to the shareholders prior to approval of the reappointment.

Each committee exercising the powers of the board of directors is required to include at least one outside director. However, the audit committee is required to include all outside directors serving on the board of directors.

An outside director is entitled to compensation as provided in regulations promulgated under the Israeli Companies Law and is otherwise prohibited from receiving any compensation, directly or indirectly, in connection with services provided as an outside director. For more information about the compensation of our outside directors, see “Compensation of Our Outside Directors” below.

Independent Directors under the Israeli Companies Law

Pursuant to the Israeli Companies Law, a public company, such as Modern Systems may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Israeli Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

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

The Alleviation Regulations provide that in a company whose shares are listed in certain stock exchange outside of Israel, such as Modern Systems, the audit committee may recognize a director who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards and who meets certain non-affiliation criteria (which are less stringent than those applicable to outside directors as an “independent” director pursuant to the Israeli Companies Law provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

As of the date of this Annual Report, our articles of association have not yet been amended to include these provisions of the Israeli Companies Law relating to corporate governance.

Qualifications of Other Directors under the Israeli Companies Law

Under the Israeli Companies Law, the board of directors of a publicly traded company is required to make a determination as to the minimum number of directors who must have financial and accounting expertise according to criteria that is defined in regulations promulgated under the Israeli Companies Law. In accordance with the Israeli Companies Law, the determination of the board should be based on, among other things, the type of the company, its size, the volume and complexity of its activities and the total number of directors serving on the board. Based on the aforementioned considerations, our board determined that the number of directors with financial and accounting expertise in our company shall not be less than two.

Audit Committee

The Israeli Companies Law requires public companies to appoint an audit committee, comprised of at least three directors, and which shall include all of the company’s outside directors as described in “Outside Directors under the Israeli Companies Law” above. The majority of the members of the audit committee must be independent directors. The Israeli Companies Law further stipulates that the following may not serve as members of the audit committee: (a) the chairman of the board of directors; (b) any director employed by or providing services on an ongoing basis to the company, to the controlling shareholder of the company or an entity controlled by the controlling shareholder of the company; (c) a director whose main income derives from the controlling shareholder; and (d) the controlling shareholder or any relative of the controlling shareholder.

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

Under the Israeli Companies Law, the responsibilities of the audit committee include, inter alia: (a) identifying flaws in the management of a company’s business and making recommendations to the board of directors as to how to correct them; (b) with respect to certain actions involving conflicts of interests and with respect to certain related party transactions, deciding whether such actions are material actions and whether such transactions are extraordinary transactions, for the purpose of approving such actions or transactions; and with respect to certain related party transactions, even if not extraordinary - deciding whether certain proceedings needed to be completed prior to the approval of such transaction; (c) reviewing and deciding whether to approve certain related party transactions and certain transactions involving conflicts of interest, when such authority with respect to such transactions is granted by law to the audit committee; (d) determining the procedure required for the approval of transaction that are not negligible (i.e., a related party transaction that is not an extraordinary transaction and that is recognized by the audit committee as non-negligible transaction ); (e) reviewing the internal auditor work program; (f) examining the company’s internal control structure and processes, the performance of the comptroller and whether the comptroller has at his or her disposal the tools and resources required to perform his or her duties, considering, inter alia, the special needs of the company and its size; (g) examining the external auditor’s scope of work, as well as the external auditor’s fees and providing the corporate organ responsible for determining the external auditor’s fees with its recommendations; and (h) providing for arrangements as to the manner in which the company deals with employee complaints with respect to deficiencies in the administration of the company’s business, and protection to be provided to such employees.

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

Code of Conduct

We have adopted a code of business conduct and ethics applicable to our executive officers, directors and all other employees. A copy of the code is available without charge to all of our employees, investors and others upon request to the following address: Modern Systems, 600 University Street, Suite 2409, Seattle, Washington 98101, Attn: Chief Financial Officer. In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our code of business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

In December 2012, an amendment to the Israeli Companies Law came into effect which requires publicly traded companies, like us, to establish a compensation committee. In addition, under this amendment, we were required to adopt a compensation policy, to be recommended by the compensation committee, with respect to the remuneration of our executive officers and directors. Such compensation policy must include, among others, certain mandatory provisions as stipulated in the amendment.

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

In addition, under the Israeli Companies Law, the compensation committee is authorized to approve the compensation of certain executive officers, including the chief executive officer, the company’s directors and the controlling shareholder, if he or she is employed by the company. Furthermore, the compensation committee is authorized to exempt the company from bringing the chief executive officer’s compensation to shareholder’s approval, under certain circumstances stipulated in the Israeli Companies Law.

According to the Israeli Companies Law, the compensation committee shall be comprised of no less than three directors and shall include all of the outside directors serving in the company, which shall constitute a majority thereof. Other members of this committee must be directors that receive compensation in accordance with the limitations applying on outside directors. The chairman of the committee shall be an outside director. It should be noted that the Alleviation Regulations provide that in a company whose shares are listed in certain stock exchange outside of Israel and that does not have a controlling shareholder, the requirement of a majority of outside directors is not mandatory, provided that the other requirements described above together with other relevant non-Israeli rules are met. Our compensation committee is comprised of those three members serving on the audit committee, which currently include our two outside directors and Tom Jurewicz. According to a recent amendment of the Israeli Companies Law, an audit committee whose composition meets the conditions described herein for a compensation committee, can also serve as a compensation committee.

Description of Compensation

Summary Compensation Table for the Years Ended December 31, 2015 and 2014

The table below summarizes the total compensation earned during 2015 and 2014 by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and principal position	Year Ended December 31	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	All Other Compensation ($)(c)	Total ($)
Matt Bell,	2015	300,000	-	256,500	-	556,500
Chief Executive Officer	2014	300,000	-	-	-	300,000

Rick Rinaldo,	2015	215,000	9,200	-	-	224,200
Chief Financial Officer	2014	215,000	15,500	-	-	230,500

Rick Oppedisano, VP,	2015	150,000	27,500	-	36,630	214,130
Global R&D and Marketing (c)	2014	200,000	17,500	29,391	-	246,891

(a)	Amounts reflect the executive officers’ annual cash bonus payouts for 2015 performance. These amounts were recommended by the compensation committee and approved by our board of directors. Of these amounts earned in 2015, $2,000 was paid to Rick Rinaldo in January of 2016.

(b)	Amounts reflect the aggregate value of restricted stock unit awards under the 2007 Award Plan (vested and unvested) granted to the executive officer in the applicable fiscal year, computed in accordance with applicable accounting standards and based on the stock price on the date of grant. For more information about the assumptions we made in determining the grant date fair value, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. All stock awards vest as described in the individual footnotes in the Summary Table for Outstanding Equity Awards below.

(c)	Rick Oppedisano terminated his employment on September 29, 2015 and received total severance payment of $36,630.

Summary Table for Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to outstanding equity incentive awards held by our executive officers as of December 31, 2015.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not
	(#)	(#)	Price	Expiration	Vested	Vested
Name and principal position	Exercisable	Unexercisable	($)	Date	(#)	($)
Matt Bell, Chief Executive Officer (a)	300,000	-	1.80	4/23/2022
Matt Bell, Chief Executive Officer (a)					250,000	587,500
Rick Rinaldo, Chief Financial Officer (b)					60,417	141,980

(a)

Pursuant to the 2003 Option Plan, 300,000 options to purchase shares in Modern Systems were granted to Mr.  Bell on April 23, 2012. The options granted on April 23, 2012 vest as follows: 50,000 options vested on September 5, 2012  (i.e. after a 6 month cliff) and the remaining 250,000 vest in equal installments of 8,333 over a period of 30 months thereafter and until March 5, 2015.  Therefore, as of December 31, 2015, 300,000 options were vested and were exercisable. The 300,000 options granted on April 23, 2012 to Mr. Bell, have an exercise price of $1.80. The options granted on April 23, 2012 may be exercised during a 10 year period, i.e. until April 23, 2022.

On October 1, 2015, 100,000 RSUs were granted to Mr. Bell and will vest as follows: 33,333 RSUs will vest on October 1, 2016 and the remaining 66,667 will vest in equal installments of 2,778 over a period of 24 months thereafter. In addition, 150,000 performance RSUs were granted to Mr. Bell on October 1, 2015, subject to achievement of certain performance milestones. The 150,000 performance RSUs granted on October 1, 2015 vest as follows: 50,000 RSUs will fully vest annually if the annual agreed-upon performance milestones are met. As of December 31, 2015, 250,000 RSUs were unvested.

(b)	Pursuant to the 2007 Award Plan, 75,000 RSUs in Modern Systems were granted to Mr. Rinaldo pursuant to a board resolution on November 19, 2013, subject to the filing of a registration statement on Form S-8 which was filed in December 2014. The RSUs vest as follows: 14,583 awards vested immediately on April 15, 2015 and the remaining 60,417 awards shall vest immediately on September 15, 2016 unless upon termination of employment for any reason. Upon termination without cause, the number of RSUs to vest immediately upon termination shall be equal to the multiple of 2,084 by the number of full months commencing on May 15, 2015 and ending on the earlier of the (a) termination date plus 90 days or (b) August 15, 2016, and if termination occurs after September 15, 2016, the remaining 2,065 Awards will vest immediately as well. Upon termination with cause, the number of RSUs to vest immediately upon termination shall be equal to the multiple of 2,084 by the number of full months commencing on May 15, 2015 and ending on the earlier of the (a) termination date or (b) August 15, 2016, and if termination occurs after September 15, 2016, the remaining 2,065 Awards will vest immediately as well.

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

The following definition applies to the terms of Change of Control and Sales Transaction in the employment agreements with our executive officers.  Change of Control occurs when any person, entity or affiliated group becomes the owner or owners of more than fifty percent (50%) of the outstanding equity securities of Modern Systems, not including an increase in the current shareholders or any of their affiliates’ holdings. Sales Transaction means the sale or disposition of all or substantially all of our assets in one transaction from a third party or parties, taking into account such factors as the Board deems appropriate immediately prior to the consummation thereof.

Matt Bell

We entered into a letter agreement with Mr. Bell on September 15, 2015, settling forth the terms of Mr. Bell’s continued employment as our President and Chief Executive Officer. This letter agreement replaced and superseded Mr. Bell’s prior employment agreements.

Mr. Bell’s current annual salary is $300,000. Mr. Bell is eligible for three individual annual bonuses each with a target amount of 50,000 RSUs. Annually, commencing after the second quarter of 2016, the Compensation Committee and/or the Board will review the agreed-upon performance milestones and make a good faith determination with respect to whether Mr. Bell has met the performance milestones for the previous four quarters (with a shortened first year of review running for only three quarters from the October 1, 2015 through June 30, 2016). If the annual agreed-upon performance milestones are met, the corresponding annual performance RSUs will be fully vested as of that date. If the annual agreed-upon performance milestones are not met, the corresponding annual performance RSUs will expire.

On October 1, 2015, Mr. Bell was also granted 100,000 RSUs which will vest after the 12 month anniversary of the date of grant, upon the earlier to occur of (i) a Sales Transaction or (ii) termination of employment by the Company for any reason other than for Breach of Trust (as defined in his stock option agreement dated April 25, 2012). 100,000 RSUs will vest as follows: 1/36 of the RSUs will vest for each full month of service.

If the Company is sold, Mr. Bell will be entitled to receive a special bonus equal to 1% of the sales proceeds from the sale transaction, provided that the sales proceeds are no less than $25 million and that Mr. Bell remains employed in his current position with the Company immediately prior to the consummation of the Sale Transaction.

Rick Rinaldo

We entered into a letter agreement with Mr. Rinaldo in September 2014, as Chief Financial Officer, providing an annual salary of $200,000 and all standard company benefits.  In the event his employment is terminated without cause, Mr. Rinaldo is eligible for 90 days of severance with stock vesting and benefits to continue unchanged.  Mr. Rinaldo was granted a total of 75,000 RSUs to vest over a period of three years from the signature date of the letter agreement.  A revised vesting schedule for such RSUs was approved by the board of directors at their meeting in March 2015.  The revised vesting schedule states that 14,581 shares shall vest immediately on April 15, 2015 and the remaining 60,419 Awards shall vest over 29 months, in equal monthly installments, commencing May 15, 2015.  A further revised vesting schedule was approved by the board of directors at their meeting in December 2015. The revised vesting schedule is described in “Summary Table for Outstanding Equity Awards at Fiscal Year-End” found above.

Mr. Rinaldo's compensation terms were updated by the Board and Compensation Committee in April 2015 with his annual salary increased to $215,000, pursuant to which upon the occurrence of a Structural Change (as such terms is defined in the Company's 2007 Award Plan) in the Company, while Mr. Rinaldo is still employed by the Company the following shall apply (a) the vesting schedule of Mr. Rinaldo's unvested RSUs for a period of 12 months as of the date of the Structural Change (“Initial Accelerated Awards”) shall be accelerated and shall be fully vested and exercisable upon the Structural Change; and (b) if within 6 months as of the date of the Structural Change, Mr. Rinaldo's employment is terminated by the Company without Cause (as such term is defined in the Company's 2007 Award Plan) or Mr. Rinaldo terminates his employment with the Company due to material reduction of his rate of compensation or in his authority, title or duties by the Company without Cause, then the vesting schedule of Mr. Rinaldo's RSUs for an additional period of 12 months after the Initial Accelerated Awards, shall be accelerated and shall be fully vested and exercisable. Mr. Rinaldo has the opportunity to earn a prorated quarterly bonus of 20% of his annual salary based upon personal and company performance goals.

On January 15, 2016, we entered into a Transition Agreement with Mr. Rinaldo. Pursuant to the Transition Agreement, Mr. Rinaldo will remain Chief Financial Officer through April 15, 2016, or the Separation Date, on which date Mr. Rinaldo will resign as an officer and employee of the Company. During the transition period, Mr. Rinaldo will be entitled to receive his normal base salary compensation and benefits. In consideration for a standard release of claims, Mr. Rinaldo will vest in his restricted stock units through the Separation Date and will receive a lump sum bonus payment of $6,200 on the Separation Date, provided Mr. Rinaldo meets certain goals and objectives during the transition period. Mr. Rinaldo will have 50,016 shares of RSUs vested on April 15, 2016.

Director Compensation

In 2015, we compensated only non-employee directors for serving on our board of directors in accordance with previously approved guidelines.  Each non-employee director received an annual retainer of $20,000 paid in quarterly payments. For 2015, the total aggregate fee earned by our non-employee directors for their service was $100,000. We also reimburse each of our directors for expenses incurred in connection with attending board of directors’ meetings and for their service as directors in accordance with our compensation policy.

Our general policy is to grant our new non-employee directors an initial equity award of 30,000 RSUs to vest in equal installments over 36 months.

Our non-employee directors, currently Mel Keating and Tom Jurewicz, receive a compensation package, as approved in accordance with the Companies Regulations (Reliefs in Transactions with Related Parties) 2000 in the same amounts and on such terms payable to our outside directors, in accordance with the Companies Regulations (Rules for the Payment of Remuneration and Expenses of Outside Directors) 2002, referred to as the Outside Directors Regulations, as follows:

(a)	Cash Compensation — an annual total compensation of $20,000 consisting of the annual payment, payable in quarterly installments in accordance with the Outside Directors Regulations, which shall be paid following each meeting in accordance with the Outside Directors Regulations; and

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

Compensation of the Chairman of the Board of Directors

On April 11, 2014, our shareholders approved, following the approval of our compensation committee and board of directors, in accordance with the Israeli Companies Law, a compensation package for Mr. Keating similar to the compensation package for the non-employee directors, with the exception that the number of RSUs granted to Mr. Keating shall be 45,000 RSUs which shall be granted following the shareholders’ approval and shall vest and become exercisable in equal monthly installments over a 36 month period, beginning on March 1, 2014.

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

Compensation of Our Outside Directors

In September 2012, our shareholders approved, following the approval of our audit committee and our board of directors, the compensation payable to our outside directors (Carla Corkern and Brian Crynes), in accordance with the Companies Regulations (Rules for the Payment of Remuneration and Expenses of Outside Directors) 2002, as follows:

(a)	Cash Compensation — an annual total compensation of $20,000 consisting of the annual payment , payable in quarterly installments in accordance with the Outside Directors Regulations, which shall be paid following each meeting in accordance with the Outside Directors Regulations; and

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

Summary Table for Director Compensation

The table below sets forth, for each non-employee or outside director, the amount of expenses incurred by us and the value of stock awards received from us for his or her service, during 2015:

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	$	$	$
Scott Miller, Chairman of the Board of Directors	20,000	-	20,000
Carla Corkern, Outside Director (a)	20,000	-	20,000
Brian Crynes, Outside Director (b)	20,000	-	20,000
Thomas J. Jurewicz (c)	20,000	-	20,000
Melvin L. Keating (d)	20,000	-	20,000

(a)	Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Ms. Corkern was granted 30,000 RSUs in April 2014, which will vest over 36 months in equal installments. As of December 31, 2015, 16,660 RSUs were vested.

(b)	Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Mr. Crynes was granted 30,000 RSUs in September 2012, which will vest over 36 months in equal installments. As of December 31, 2015, all 30,000 RSUs were vested. On January 29, 2016 Mr. Crynes was granted 30,000 for his second term on the Board of Directors.

(c)	Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for Our Outside Directors,” Mr. Jurewicz was granted 30,000 RSUs in December 2012, which will vest over 36 months in equal installments. As of December 31, 2015, all 30,000 RSUs were vested. On January 29, 2016 Mr. Jurewicz was granted 30,000 for his second term on the Board of Directors.

(d)	Pursuant to the 2007 Award Plan and the compensation arrangement detailed under “Compensation for the Chairman of the Board of Directors” above, Mr. Keating was granted a total of 65,034 restricted stock units of various amounts on a monthly basis from May 2012 through March 2014, which vested immediately as they were granted. In addition Mr. Keating was granted 45,000 restricted stock units in April 2014. The 45,000 shares will vest over 36 months in equal installments. As of December 31, 2015, 91,284 RSUs were vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	660,444	1.80	450,624
Equity compensation plans not approved by security holders	-	-	-
Total	660,444	1.80	450,624

(a)	As of December 31, 2015, there are 300,000 outstanding options under The 1996 Share Option Plan. The exercise price of the options granted under the 1996 option plan ranges from $1.8 to $20. There are 360,444 outstanding RSUs under the 2007 RSU Plan.

(b)	The weighted-average exercise price of the 300,000 outstanding equity compensation options is $1.80.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table presents information regarding the ownership of our ordinary shares at December 31, 2015 by each person known to be the beneficial owner of 5% or more of our ordinary shares and our directors and executive officers as of December 31, 2015. Options to purchase ordinary shares that are currently exercisable or exercisable within 60 days of December 31, 2015 and restricted stock units vested within 60 days of December 31, 2015 are deemed outstanding and beneficially owned by the person holding the options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except where we indicated otherwise, we believe, based on information furnished by these owners, that the beneficial owners of our shares listed below have sole investment and voting power with respect to the shares.

Name	Number of Ordinary Shares Owned 12/31/15	Number of Preferred Shares Owned 12/31/15	Number of warrants Owned 12/31/15	Number of RSUs Vesting within 60 days of 12/31/15	Number of Options Exercisable 12/31/15	Number of Shares Deemed Outstanding and Beneficially Owned	Percent of Total Shares (1)
Prescott Group Capital Management, LLC (2)	4,017,488	200,000	253,689	-	-	4,471,177	23.0%
Columbia Pacific Opportunity Fund, LP (3)	5,178,607	200,000	356,148	-	-	5,734,755	29.4%
Lake Union Capital Management, LLC (4)	1,978,329	-	-	-	-	1,978,329	10.7%
Mindus Holdings, LTD (5)	5,208,167	100,000	95,082	-	-	5,403,249	28.7%
Matt Bell (6)	75,000	-	-	-	300,000	375,000	2.0%
Rick Rinaldo (7)	9,883	-	-	-	-	9,883	*
Scott Miller (5)	5,208,167	100,000	95,082	-	-	5,403,249	28.7%
Mel Keating (8)	106,284	-	-	2,500	-	108,784	*
Carla Corkern (9)	26,656	-	-	1,677	-	28,333	*
Brian Crynes (10)	30,000	-	-	-	-	30,000	*
Thomas J. Jurewicz (11)	30,000	-	-	-	-	30,000	*
All directors and executive officers as a group (7 total)(12)	5,485,990	100,000	95,082	4,177	300,000	5,985,249	31.2%

* Less than 1%.

(1)	Percentages in the above table are based on 18,568,802 ordinary shares outstanding as of December 31, 2015 and do not include any ordinary shares held by us. Pursuant to Israeli law, these shares do not confer upon the company any voting rights.

(2)	The address of Prescott Group Capital Management LLC is 1924 S. Utica Ave., Suite 1120, Tulsa, Oklahoma 74104. Based on Amendment No. 8 to Schedule 13D filed on January 4, 2016, by Prescott Group Capital Management, L.L.C., referred to as Prescott Capital, Prescott Group Aggressive Small Cap, L.P. and Prescott Group Aggressive Small Cap II, L.P., referred to together, as the Small Cap Funds, beneficially own 4,017,488 ordinary shares, 200,000 preferred shares and warrants to purchase 253,689 ordinary shares. Prescott Capital, as the general partner of the Small Cap Funds, and Mr. Phil Frohlich, as managing member of Prescott Capital, may also be deemed to beneficially own the 4,471,177 ordinary shares held by the Small Cap Funds. Prescott Capital and Mr. Frohlich disclaim beneficial ownership of the ordinary shares held by the Small Cap Funds, except to the extent of their pecuniary interest therein. By virtue of his position with Prescott Capital and the Small Cap Funds, Mr. Frohlich has the sole power to vote and dispose of the 4,471,177 ordinary shares owned by the Small Cap Funds.

(3)	The address of Columbia Pacific Opportunity Fund, LP is c/o Columbia Pacific Advisors, LLC, 1910 Fairview Avenue East, Suite 500, Seattle, Washington 98102. Based on Amendment No. 12 to Schedule 13D filed on January 11, 2016, by Columbia Pacific Advisors, LLC, Columbia Pacific Advisors, LLC has the sole power to vote or to direct the vote of, and to dispose of or to direct the disposition of the 5,178,607 ordinary shares, 200,000 preferred shares, and warrants to purchase 356,148 ordinary shares. 5,696,815 shares are held in the portfolio of Columbia Pacific Opportunity Fund, LP and 37,940 shares are held in the portfolio of Columbia Pacific Partners Fund, Ltd., established by Columbia Pacific Advisors LLC on April 1, 2013. Messrs. Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty serve as the managing members of Columbia Pacific Advisors, LLC, which is primarily responsible for all investment decisions regarding the investment portfolios of Columbia Pacific Opportunity Fund, L.P. and Columbia Pacific Partners Fund, Ltd. Each of Columbia Pacific Opportunity Fund, L.P., Columbia Pacific Partners Fund, Ltd., Alexander B. Washburn, Daniel R. Baty and Stanley L. Baty disclaims beneficial ownership over the shares, except to the extent of their pecuniary interest therein. Mr. Brandon D. Baty is a member of Columbia Pacific Advisors, LLC. The reporting persons identified in Amendment No. 12 to Schedule 13D filed on January 11, 2016, by Columbia Pacific Advisors, LLC, determined that they may seek to influence material business decisions relating to the future of our company. The reporting persons indicated that they will monitor developments at our company on a continuing basis and may communicate with members of management and the board of directors, potential members of management or potential board members, other shareholders or others on matters related to us.

(4)	The address of Lake Union Capital Management LLC is 601 Union Street, Suite 4616, Seattle, WA, 98101. Based on Amendment No. 3 to Schedule 13D filed on September 21, 2012, by Michael Self, Lake Union Capital Fund LP, Lake Union Capital TE Fund, LP and Lake Union Capital Management, LLC, Lake Union Capital Fund LP, referred to as the Partnership, may be deemed to be the beneficial owner of and has shared voting and dispositive power with respect to 1,978,329 ordinary shares. Lake Union Capital TE Fund, LP, referred to as the TE Partnership, has shared voting and dispositive power with respect to 416,817 ordinary shares, Lake Union Capital Management, LLC, referred to as the Investment Manager, has shared voting and dispositive power with respect to the 1,978,329 ordinary shares owned beneficially by private investment vehicles, including the Partnership and the TE Partnership (collectively, the Funds), for which the Investment Manager serves as investment manager, referred to as the Funds. Michael Self, in his capacity as a managing member of the Investment Manager, has shared voting and dispositive power with respect to the 1,978,329 ordinary shares owned beneficially by the Funds.

(5)	The address of Mindus Holdings, Ltd is P. O. Box 12451, Dallas, TX 75225. Based on Schedule 13D filed on December 3, 2014, by Mindus Holdings GP, Inc., general partner (“General Partner”) of the Reporting Person, beneficially own 5,208,167 ordinary shares in accordance the Amended and Restated Agreement and Plan of Merger, dated as of October 14, 2015, by and among us, Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of us (“Parent”), BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Parent; Ateras; the stockholders of Ateras listed on the signature page thereof; and Scott Miller. The Reporting Person has the sole power to vote and the sole power to direct the disposition of all of these securities. Scott Miller is the beneficial owner of the General Partner and also the chairman of the Board of Directors of Modern Systems. On December 29, 2015, 100,000 preferred shares and warrants to purchase 95,082 ordinary shares were issued to Mindus.

(6)	Mr. Bell was granted options to purchase 300,000 ordinary shares currently all exercisable. The exercise price of all of these options is $1.80 and they all expire in April 2022.

(7)	Mr. Rinaldo was granted 75,000 restricted stock units (RSUs) in Modern Systems pursuant to a board resolution on November 19, 2014, subject to the filing of a registration statement on Form S-8 which was filed in December 2014. The remaining unvested 60,417 RSUs shall vest immediately on September 15, 2016 unless upon termination of employment for any reason. Upon termination without cause, the remaining 60,417 shares shall vest in equal monthly installments of 2,084 commencing on May 15, 2015 and on the 15th day of each month up to the date of termination plus 90 days. In the event the termination date plus 90 days is on or after September 16, 2016, the final award installment of 2,065 will occur on September 15, 2016. In the event of termination with cause, the remaining 60,417 shares shall vest in equal monthly installments of 2,084 commencing on May 15, 2015 and on the 15th day of each month up to the date of termination. In the event the termination date is on or after September 16, 2016, the final award installment of 2,065 will occur on September 15, 2016.

(8)	Mr. Keating was granted 45,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 1,250 RSUs, commencing in April 2014.

(9)	Ms. Corkern was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in April 2014.

(10)	Mr. Crynes was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in September 2012.

(11)	Mr. Jurewicz was granted 30,000 RSUs, convertible into ordinary shares in 36 monthly installments, each of 833 RSUs, commencing in December 2012.

(12)	Consists of (a) 5,658,5631 shares held by the directors and executive officers as of December 31, 2015, and (b) 28,051 shares issuable pursuant to stock awards vesting within 60 days of December 31, 2015, and (c) 300,000 shares of vested and exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Comerica Bank Loan

Modern Systems Corporation is party to a loan and security agreement with Comerica Bank.  Columbia Pacific Advisors, LLC and Prescott Group Capital Management, LLC are guarantors of certain of our obligations under the loan and security agreement.

Issuance of warrants and anti-dilution shares to Prescott

In December 2015, we issued 200,000 preferred shares, warrants to purchase 100,000 ordinary shares in conjunction with the Company’s December 2015 financing, and an additional 625,000 ordinary shares to Prescott Group Capital Management, LLC as the result of an anti-dilutive clause under a prior investment.

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

Scott Miller Note

On December 1, 2014, we entered into a promissory note with Scott Miller in the amount of $220,000 bearing interest at 2%. On April 21, 2015, we entered into an Amended and Restated Promissory Note between MS Modernization Services, Inc. and Scott Miller extending the due date until June 30, 2017. On May 12, 2015, the audit committee and Board of Directors of ModSys International Ltd. approved this extension, after determining that it was a transaction which was solely to the benefit of the Company. On December 29, 2015, our shareholders approved the issuance of warrants to purchase an aggregate of 45,082 ordinary shares of the Company to Scott Miller in exchange for extending the terms of the promissory note.

Zulu Software Inc. Merger

In March 2014, our Board of Directors approved the merger of our majority owned subsidiary Zulu Software Inc. with and into our wholly owned subsidiary MS Modernization Services Inc.  Each of Tom Jurewicz, one of our directors, and Matt Bell, our Chief Executive Officer, currently serve as directors of Zulu Software Inc. but are receiving no other consideration or other compensation from us or from Zulu Software Inc. in connection with this merger.

In April 2015, we completed the intercompany merger (the "Zulu Intercompany Merger") of our majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into our wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc. The transaction was accounted for as an equity transaction with non-controlling interests.

Independent Directors under the Israeli Companies Law

Pursuant to the Israeli Companies Law, a public company, such as Modern Systems, may include in its articles of association provisions relating to corporate governance. Such provisions may include the number of directors which shall be independent of management. Alternatively, a company may adopt the proposed standard provision included in a supplement to the Israeli Companies Law, under which a majority of the directors are to be independent, or, if the company has a controlling shareholder or a 25% or more shareholder, that at least one-third of the directors serving on the board be independent. An “independent director” is defined as a director who meets all of the following:

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

The Alleviation Regulations provide that in a company whose shares are listed in certain stock exchange outside of Israel, such as Modern Systems, the audit committee may recognize a director who meets the criteria of an independent director under the relevant non-Israeli rules relating to independence standards and who meets certain non-affiliation criteria (which are less stringent than those applicable to outside directors) as an “independent” director pursuant to the Israeli Companies Law, provided he or she has not served as a director for more than nine consecutive years. For these purposes, ceasing to serve as a director for a period of two years or less is not deemed to sever the consecutive nature of such director’s service. In accordance with the Alleviation Regulations, a company whose shares are listed in a stock exchange outside of Israel may extend the term of service of its independent directors beyond nine years, for additional terms of service, each of which shall be no more than three years.

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

As of the date of this filing, our articles of association have not yet been amended to include these provisions of the Israeli Companies Law relating to corporate governance.

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

Principal Accountant Fees and Services

Modern Systems was billed for the following fees for professional services rendered by Ziv Haft independent registered certified public accountants (Isr.) for the years ended December 31, 2015 and 2014:

	2015	2014
	($ in thousands)
Audit Fees	$68	$64
Audit-Related Fees	-	25
Tax Fees	20	16
Total	$88	$105

The audit fees for the years ended December 31, 2015 and 2014 were for professional services rendered for the audits of our annual consolidated financial statements, certain procedures regarding our quarterly financial results filed on form 10-K, 10-Q, 8-K, and proxy statement statutory audits of ModSys International Ltd. and its subsidiaries and auditor’s consents, consultations on various accounting issues and audit services provided in connection with other statutory or regulatory filings. An engagement letter stating the fees above was signed by the Chair of the Audit Committee and our Chief Financial Officer.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington on March 30, 2016.

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

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer:

/s/ Matt Bell	Chief Executive Officer	March 30, 2016
Matt Bell

Principal Financial Officer and Principal
Accounting Officer:

/s/ Rick Rinaldo	Chief Financial Officer	March 30, 2016
Rick Rinaldo

Directors:

/s/ Scott Miller	Chairman of the Board of Directors	March 30, 2016
Scott Miller

/s/ Carla Corkern	Director	March 30, 2016
Carla Corkern

/s/ Brian Crynes	Director	March 30, 2016
Brian Crynes

/s/ Thomas Jurewicz	Director	March 30, 2016
Thomas Jurewicz

/s/ Melvin L. Keating	Director	March 30, 2016
Melvin L. Keating

Authorized Representative in the United States:

MODSYS INTERNATIONAL LTD.

By:	/s/ Rick Rinaldo
Rick Rinaldo
Chief Financial Officer

Number	Exhibit Title
3.1	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009 (1)
3.2	Amended Articles of Association (2)
4.1	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009 (3)
4.2	Form of Ordinary Shares Purchase Warrant dated December 29, 2015 (2)
4.3	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto (3)
4.5	Registration Rights Agreement, dated as of December 1, 2014 (4)
4.6	Preemptive Rights Agreement, dated as of December 1, 2014 (4)
10.1	Securities Purchase Agreement dated as of October 12, 2009, among the Registrant and the purchasers identified therein (3)
10.2	Amended and Restated Securities Purchase Agreement dated as of November 25, 2013, by and among Registrant and Prescott Group Aggressive Small Cap Master Fund, G.P. (5)
10.3	Securities Purchase Agreement dated as of November 25, 2015, by and among Registrant and Columbia Pacific Opportunity Fund, Prescott Group Aggressive Small Cap Master Fund, G.P. and Mindus Holdings, Ltd. (2)
10.4+	Form of Indemnification Letter as approved by the shareholders on December 20, 2011 between the Registrant and its office holders (6)
10.5+	BluePhoenix 2003 Employee Share Option Plan (previously known as the Crystal 1996 Employee Share Option Plan), as amended on January 28, 1997, December 5, 1999, December 18, 2000, December 26, 2000, August 6, 2003, December 30, 2004, February 21, 2010 and November 6, 2012 (7)
10.6+	The 2007 Award Plan adopted by the Registrant on July 8, 2007, as amended on July 24, 2011 and on April 9, 2012 (6)
10.7	Assignment and Assumption Agreement dated March 19, 2012, among the Registrant, the lenders signatory thereto, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)
10.8	Purchase and Amendment to Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)
10.9	Amendment No. 1 to Purchase and Amendment to Loan Agreement dated April 15, 2012 among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (8)
10.10	Loan Agreement dated March 19, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (6)
10.11	Amendment No. 1 to the Bridge Loan Agreement, dated as of September 5, 2012, among the Registrant, Lake Union Capital Management, LLC, Prescott Group Capital Management, LLC and Columbia Pacific Opportunity Fund, LP (8)
10.12	Loan and Security Agreement, dated as of October 2, 2013 by and between Comerica Bank and the Registrant (9)
10.13	First Amendment to Loan and Security Agreement, Joinder and Modification to Loan Documents by and between Comerica Bank and the Registrant, dated September 25, 2014 (10)
10.14	Omnibus Modification to Loan Documents and Consent by and between Comerica Bank and the Registrant, dated January 8, 2015 (11)
10.15	Third Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated May 1, 2015 (11)
10.16	Fourth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated May 11, 2015 (11)
10.17	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated March 17, 2016 (12)
10.18+	Employment Contract by and between the Registrant and Matt Bell, dated October 1, 2015 (13)
10.19+	Employment Agreement by and between the Registrant and Rick Rinaldo, dated September 15, 2013 (13)
10.20+	Transition Agreement by and between the Registrant and Rick Rinaldo, dated January 15, 2016 (14)
10.21+	Separation Agreement and Release by and between the Registrant and Rick Oppedisano, dated August 30, 2015 (15)
21.1	List of Subsidiaries (7)
23.2	Consent of Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm, independent public registered firm
24.1	Powers of Attorney (included in the signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Schema Linkbase File
101.CAL	XBRL Taxonomy Calculation Linkbase File
101.DEF	XBRL Taxonomy Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Presentation Linkbase File

+     Indicates a management contract or compensatory plan.

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

(1) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.

(2) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.

(3) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(4) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.

(5) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on November 26, 2013.

(6) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 17, 2012.

(7) Incorporated by reference to the Registrant’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(8) Incorporated by reference to the Registrant’s Registration Statement on Form F-3 filed with the Securities and Exchange Commission on December 26, 2012.

(9) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2014.

(10) Incorporated by reference to the Registrant’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on November 8, 2013.

(11) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015.

(12) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

(14) Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016.

(15) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

We have audited the accompanying consolidated balance sheets of ModSys International Ltd. (formerly: BluePhoenix Solutions Ltd.) (the “Company”) and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel

March 30, 2016

/s/ Ziv Haft
Ziv Haft
Certified Public Accountants (Isr.) BDO Member Firm

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,479	$449
Restricted cash	4	8
Trade accounts receivable, net (Note 12A1)	2,020	2,479
Other current assets (Note 12A2)	120	176
Total current assets	3,623	3,112

LONG-TERM ASSETS:
Property and equipment, net (Note 4)	246	321
Goodwill (Note 5)	25,803	25,803
Intangible assets and others, net (Note 6)	3,175	5,587
Total long term assets	29,224	31,711

Total assets	$32,847	$34,823

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term bank credit and others (Note 8)	$2,736	$1,269
Accounts payable and accruals:
Trade accounts payable	1,004	1,230
Deferred revenue	925	546
Other current liabilities (Note 12A3)	959	989
Total current liabilities	5,624	4,034

LONG-TERM LIABILITIES:
Accrued severance pay, net (Note 7)	232	229
Loans from others (Note 8)	288	114
Other non-current liabilities	30	40
Total long-term liabilities	550	383

Total liabilities	6,174	4,417

COMMITMENTS AND CONTINGENCIES (Note 9)
Equity (Note 10):
Share capital - Preferred shares (authorized: December 31, 2015 - 1,000,000 shares and December 31, 2014 - 0 share; shares issued: December 31, 2015 - 500,000 shares and December 31, 2014 - 0 share)	1,164	—
Share capital - ordinary shares of NIS 0.04 par value (authorized: December 31, 2015 and 2014 - 25,000,000 shares; shares issued: December 31, 2015 – 18,602,041 and December 31, 2014 – 17,877,333)	172	170
Additional paid-in capital	154,882	153,208
Accumulated other comprehensive loss	(1,537)	(1,537)
Accumulated deficit	(125,765)	(119,619)
Treasury shares – December 31, 2015 and 2014 – 33,239	(1,821)	(1,821)
ModSys International Ltd. Shareholders’ Equity	27,095	30,401
Noncontrolling interest	(422)	5
Total equity	26,673	30,406
Total liabilities and equity	$32,847	$34,823

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
	(in thousands, except per share data)
Revenues:
Services	$8,516	$6,088
Products	1,291	1,152
Total revenues	9,807	7,240
Cost of revenues	6,033	4,076
Gross profit	3,774	3,164
Research and development costs	1,495	932
Selling, general, and administrative expenses	4,851	6,044
Amortization of intangible assets	946	—
Intangible assets impairment	1,466	—
Total operating expenses	8,758	6,976
Operating loss	(4,984)	(3,812)
Financial income (expenses), net	(1,117)	115
Loss before taxes on income	(6,101)	(3,697)
Taxes on income	41	25
Net loss	(6,142)	(3,722)
Less: Net loss attributable to non-controlling interest	(328)	(327)
Net loss attributable to ModSys International Ltd. shareholders	$(5,814)	$(3,395)

Loss per share - basic and diluted:
Attributable to the shareholders	$(0.32)	$(0.28)
Weighted average shares outstanding, basic and diluted	17,907	12,020

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014
	(in thousands)
Net loss	$(6,142)	$(3,722)
Other comprehensive income	—	—
Total comprehensive loss	(6,142)	(3,722)

Comprehensive loss attributable to the non-controlling Interests	(328)	(327)
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(5,814)	$(3,395)

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Share capital				Accumulated	Cost of Company	Retained
	Number of ordinary shares	Par value-ordinary shares	Preferred shares	Additional paid-in capital	other comprehensive loss	Shares held by subsidiaries	earnings (Accumulated deficit)	Non controlling interest	Total

Balance at January 1, 2014	11,404,460	$105	—	$133,712	$(1,537)	$(2,084)	$(116,224)	$332	$14,304

Net loss	—	—	—	—	—	—	(3,395)	(327)	(3,722)
Stock-based compensation	—	—	—	727	—	—	—	—	727
Exercise of warrants	102,343	1	—	320	—	—	—	—	321
Issuance of shares, net	6,195,494	63	—	18,713	—	—	—	—	18,776
Vested RSUs	141,797	1	—	(264)	—	263	—	—	—
Balance at December 31, 2014	17,844,094	170	—	153,208	(1,537)	(1,821)	(119,619)	5	30,406
Net loss	—	—	—	—	—	—	(5,814)	(328)	(6,142)
Zulu Intercompany Merger	—	—		103	—	—	—	(103)	—
Stock-based compensation	—	—		422	—	—	—	4	426
Issuance of warrants	—	—		1,151	—	—	—	—	1,151
Issuance of preferred shares	—	—	832	—	—	—	—	—	832
Beneficial conversion feature	—	—	332	—	—	—	(332)	—	—
Issuance of ordinary shares	625,000	2	—	(2)	—	—	—	—	—
Vested RSUs	99,708	*	—	—	—	—	—	—	—
Balance at December 31, 2015	18,568,802	$172	$1,164	$154,882	$(1,537)	$(1,821)	$(125,765)	$(422)	$26,673

*     Less than $1 thousand.

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,142)	$(3,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032	89
Intangible assets impairment	1,466	—
Increase (decrease) in accrued severance pay, net	3	(61)
Stock–based compensation	426	727
Change in fair value of derivatives	—	(150)
Grant of warrants to shareholders	983	—
Changes in operating assets and liabilities:
Decrease in trade receivables	459	575
Decrease in other current assets	56	250
Decrease in trade payables	(226)	(296)
Increase (decrease) in other liabilities and deferred revenues	559	(886)
Net cash used in operating activities	(1,384)	(3,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	4	27
Purchase of property and equipment	(11)	(51)
Proceeds from acquisition of subsidiary (Appendix A1)	—	14
Net cash used in investing activities	(7)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	1,467	1,229
Exercise of warrants	—	160
Issuance of preferred shares and warrants	1,000	—
Repayment of long term loan	(46)	(48)
Net cash provided by financing activities	2,421	1,341

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUVIALETS	1,030	(2,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	449	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,479	$449

Cash paid during the year for:
Income taxes	$—	$25
Interest	$129	$10

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

APPENDIX A

1. PROCEEDS FROM ACQUISITION OF SUBSIDIARY:

Year ended December 31, 2014
(in thousands)
Working capital, other than cash	$159
Property and equipment	(72)
Intangible assets	(5,587)
Goodwill	(13,302)
Other non-current liabilities	40
Issuance of shares	18,776
Total	$14

Note 1 - Summary of Significant Accounting Policies:

A.	General:

The significant accounting policies, applied on a consistent basis, are as follows:

1. The Company:

ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) (together with its subsidiaries, the “Company”, or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

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

The Company has incurred negative cash from operation and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that current cash position is sufficient to support the ongoing operations for the next twelve months. (See also Note 8A).

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

The Company evaluates long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the year ending December 31, 2015, no impairment losses had been identified for tangible assets.

H.	Goodwill and purchased intangible assets:

Goodwill and purchased intangible assets have been recorded as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired.

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

In 2015 and 2014, the company determined the fair value of a reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock market and an appropriate control premium. As of December 31, 2015 and 2014 market capitalization of the Company was significantly higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

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

On completion of our merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras,” the fair value purchase price allocation from this acquisition resulted in the Company recording approximately $5.2 million in technology intangible assets. As of December 31, 2015 there were indicators of potential impairment to the technology intangible assets, since there was a reduction of the revenues and operations in 2015 generated from the technology, compared to previous forecasts. This led the Company to re-evaluate the value of intangible asset based on a finite time discounted cash flow approach with discounted rate of 18%, where the source of cash flows is the underlying technology, based on royalties' payments model, and the projection horizon is consistent with the expected lifetime of the technology. The impairment test indicated that the fair market value of these intangible assets at this time was approximately $3.2 million, causing the Company to record non-cash impairment of approximately $1.5 million for the year ending December 31, 2015. Following the impairment analysis, the useful life estimation of the intangible asset was changed from 8.7 to 5 years.

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

In the past two years, all of the stock-based compensation awards were of restricted stock units (“RSUs”). RSUs are valued based on the market value of the underlying stock at the date of grant. The Company also has a stock option plan. Stock option awards are measured and recognized as compensation expense based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company makes several estimates, including the option’s expected life and the price volatility of the underlying stock.

The Company recognizes the estimated fair value of option-based awards and RSUs, net of estimated forfeitures, as stock-based compensation costs using the accelerated vesting method. For the years ended December 31, 2015 and 2014 the Company recorded stock-based and RSUs compensation costs in the amount of $0.4 million and $0.7 million, respectively. On December 31, 2015, the total unrecognized stock-based and RSUs compensation costs amounted to $0.7 million, and are expected to be recognized over the next 3 years.

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

When a project involves significant production, modification, customization of software, or delivery of service, that are essential to the fundamentals of the software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-25-77. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. The Company recognizes contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in the Company’s contracts.

On December 31, 2015, approximately $1.1 million of the accounts receivable balance was unbilled due to the customer’s payment terms. On December 31, 2014, the amount of unbilled revenue was $2 million. The Company presents revenues from products and revenues from services in separate line items.

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

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2015 and 2014 were $151 and $153 thousand, respectively.

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

Basic net loss per share is computed based on the weighted average number of ordinary shares outstanding during each year (including fully vested RSUs), net of treasury shares. Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year (see also Note 12C). Since the Company incurred net loss during the periods presented, no diluted EPS was presented as all the potential ordinary shares were anti-dilutive.

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

R.	Derivative Instruments - Warrants:

In connection with , determining whether an instrument (or embedded feature) is indexed to an Entity’s own stock, “ASC 815-40-15,(formerly EITF 07-05), the Company determined that the warrants issued at several occasions (which include ratchet down of exercise price based upon lower exercise price in future offerings) are not indexed to the Company’s own stock and therefore should be recorded as a derivative financial liability pursuant to FASB ASC Topic 815 “Derivative and Hedging” (ASC 815-40-25). See also Note 10A3.

S.	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2015-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2015-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-15 on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Revenue from contracts with customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price;(4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of the adoption of this update on our consolidated financial statements.

Note 2 – Business Combinations:

Ateras Merger

On December 1, 2014, the Company completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd. merged with and into Ateras (the “Ateras Merger”). As a result of the Ateras Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The new entity was then renamed MS Modernization Services, Inc. As of April 2015, due to the Zulu intercompany merger, MS Modernization Services is now a majority-owned subsidiary of Modern Systems and directly and indirectly owned at 88.7% by ModSys International Ltd. (See below discussion of Zulu Intercompany Merger).

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

The purchase consideration was allocated to tangible assets and intangible assets acquired based on their fair values using a purchase price allocation which was finalized during 2015. The fair value assigned to identifiable intangible assets acquired has been determined by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. The Company determined that purchase price exceeded the fair values of net assets acquired by approximately $13.3 million, which is recognized as goodwill. Upon the purchase price allocation, an amount of $345 thousand was allocated to order backlog to be amortized over a 10 month period and an amount of $5.2 million was allocated to technology to be amortized initially over an 8.7 year period. The table below summarizes the fair value of assets acquired at the purchase date.

Cash	$14
Receivables	1,094
Other current assets	187
Fixed assets	72
Other long-term assets	14
Accounts payable	(640)
Other accounts payable	(412)
Deferred revenue	(388)
Long term liabilities	(40)
Identifiable intangible assets:
Order backlog	345
Technology	5,228
Goodwill	13,302
Total assets acquired	$18,776

The contribution of MS Modernization Services, Inc. results to our consolidated revenues and loss were $235 and $204 thousand for the period from December 1 to December 31, 2014. The transaction costs in 2014 amounted to $348 thousand and were charged to selling, general, and administrative expenses.

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of MS Modernization Services, Inc. for the periods shown as though the Transaction occurred as of the beginning of fiscal year 2014. The pro forma financial information for the periods presented includes the business combination accounting effects of the Transaction, including amortization charges from acquired intangible assets, based on the provisional estimated fair value mentioned above. The pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the transaction had taken place at January 1, 2014. The unaudited pro forma financial information is as follows:

Year ended
December 31, 2014
(in thousands)
Total revenues	$11,012
Net Loss attribute to MS Modernization Services, Inc.	(4,141)

Zulu Intercompany Merger

On April 23, 2015, the Company completed the intercompany merger (the "Zulu Intercompany Merger") of their majority-owned subsidiary (71. 83% ownership), Zulu Software, Inc. with and into the Company’s wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc. The transaction was accounted for as an equity transaction with non-controlling interests.

Note 3 - Fair Value Measurement:

Items carried at fair value as of December 31, 2015 and 2014 are classified in the table below in one of the three categories described in Note 1.O.2.

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,479	-	-	$1,479
Restricted cash	4	-	-	4
Intangible asset – Technology *	-	-	3,175	3,175
	$1,483	$-	$3,175	$4,658

	Fair value measurements using input type
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$449	-	-	$449
Restricted cash	8	-	-	8
	$457	$-	$-	$457

* See Note 1H.

Note 4 - Property and Equipment, Net:

Composition of property and equipment, grouped by major classifications:

	December 31,
	2015	2014
	(in thousands)
Cost:
Computers and peripheral equipment	$8,726	$8,717
Office furniture and equipment	537	535
Leasehold improvements	268	268
Motor vehicles	25	25
	9,556	9,545
Accumulated Depreciation:
Computers and peripheral equipment	8,576	8,943
Office furniture and equipment	441	438
Leasehold improvements	268	268
Motor vehicles	25	25
	9,310	9,224
	$246	$321

Depreciation expenses totaled $86 and $89 thousand for the years ended December 31, 2015 and 2014, respectively.

Note 5 - Goodwill:

The change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(in thousands)
Balance as of January 1
Goodwill	$67,618	$54,316
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)
	25,803	12,501
Changes during the year
Goodwill related to acquisition	-	13,302

Balance as of December 31
Goodwill	67,618	67,618
Accumulated impairment losses at the end of the period	(41,815)	(41,815)
	$25,803	$25,803

Note 6 - Intangible Assets and Others, Net:

Composition:

	Useful life	December 31,
	(years)	2015	2014
		(in thousands)
Original amount:
Technology	5	$51,494	$51,494
Customer related and backlog	0.8 to 9	5,313	5,313
Others		14	14
		56,821	56,821
Accumulated Depreciation:
Technology**		48,333	46,266
Customer related and backlog		5,313	4,968
		53,646	51,234
		$3,175	$5,587

*         The amounts of technology and backlog from the Merger are $5.2 and $0.3 million, respectively. (See also Note 2A).

**       Includes impairment of $1.5 million for the year ending December 31, 2015. (See also Note 1H and Note 3).

Note 7 - Accrued Severance Pay, Net:

A.	Accrued Liability:

The Company may be liable for severance pay to its employees pursuant to the applicable local laws prevailing in the respective countries of employment and employment agreements. For Israeli employees, the liability is partially covered by individual managers’ insurance policies under the name of the employee, for which the Company makes monthly payments. The Company may make withdrawals from the managers’ insurance policies only for the purpose of paying severance pay.

U.S. employees are eligible to participate in a 401(k) retirement plan. Under the plan, employees may elect to defer a portion of their salary from taxes and invest it for retirement. The Company may, on a discretionary basis, make matching contributions to the employee deferrals.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2015	2014
	(in thousands)
Accrued severance payable	$555	$676
Amount funded	(323)	(447)
	$232	$229

B.	Expenses:

The expenses related to severance pay for the years ended December 31, 2015 and 2014, were $85 and $75 thousand, respectively.

Note 8 - Loans from Banks and Others:

A.	Credit Facility

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

In May 2015, we entered into an additional amendment to our existing loan agreement with Comerica Bank to among other things: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015; and (iii) increase the number of trade accounts for which the concentration limit is not applicable.

As of December 31, 2015, we had borrowed $2.0 million against our non-formula revolving line and $712,000 against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2,000,000 backed by a guarantee from two of the major shareholders;

●	revolving line (accounts receivable based) loan in the amount up to $1,500,000;

●	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

●	financial covenant for a minimum bank debt liquidity coverage ratio, calculated as a ratio of liquidity to all indebtedness , other than indebtedness that is guaranteed, to the bank.

There is a financial covenant for a minimum liquidity ratio. There are some restrictions on cash balances to be held within banks other than Comerica. As of December 31, 2015, we were in compliance with these restrictions.

On November 10, 2015, we received a commitment letter from Comerica Bank to provide Modern Systems Corporation and MS Modernization Services, Inc., “Borrowers” a renewal of the revolving line in the amount of $1.5 million and the non-formula revolving line in the amount of $2.0 million and to extend the maturity date to January 31, 2017. The new covenants are (a) minimum liquidity ratio of 1.25:1.00, (b) trailing six month EBITDA, and (c) to raise new equity of not less than $1.0 million on or before December 31, 2015, which was fulfilled in December 2015 (See Note 10A1). The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

On March 16, 2016 , we entered into the Fifth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) waive the liquidity covenant violations of September and December 2015; (ii) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2017; (iii) amend the definition of eligible accounts receivable; (iv) waive the equity event of $2.5 million on or before December 31, 2015; (v) add a new six month rolling EBITDA covenant and (vi) limit the amount of cash transfer to the parent company. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

B.	Long Term Loans from others

Composition:

	Average interest rate		December 31,
	as of		2015	2014
	December 31, 2015	Linkage basis	Total long-term liabilities net of current portion
	%		(in thousands)
Related party promissory note	2.00	$	$220	$-
Ministry of Production in Italy (Note 9 A3)	0.87		€102	154
Current portion			(34)	(40)
Long term portion			$288	$114

C.	Long-term Loans from Others are due as follows:

	December 31,
	2015	2014
	(in thousands)
First year (current portion)	$34	$40
Second year	254	40
Third year	34	40
Fourth year and thereafter	-	34
Total	$322	$154

Note 9 - Commitments and Contingencies:

A.	Commitments

1.	Lease. The Company leases its offices, vehicles and, other equipment under various operating lease agreements. Rent expenses for the years ended December 31, 2015 and 2014 were $345 and $237 thousand, respectively. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2015 were as follows:

	Office Facilities	Vehicles, Equipment, and Other
	(in thousands)
Fiscal 2016	$281	$34
Fiscal 2017	195	22
Fiscal 2018	156	4
Fiscal 2019	39	-
	$671	$60

2.	Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 18pt on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2015, the contingent liability that was not recognized amounted to $173 thousand.

3.	Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585 thousand from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2015, the remaining loan balance was $102 thousand.

B.	Contingencies

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

1.           On January 31, 1997, the Company’s ordinary shares were first offered in an initial public offering. Since this transaction, the Company’s shares have been traded in the United States on the NASDAQ Global Market under the symbol “BPHX.”.  In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.” In January 2016, the Company moved to the NASDAQ Capital Market under the symbol “MDSY.”

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

On November 25, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Pacific Opportunity Fund, LP, Prescott Group Aggressive Small Cap Master Fund and Mindus Holdings, Ltd. (the “Investors”), providing for the issuance in a private placement to the Investors thereunder an aggregate amount of (1) 500,000 preferred shares and (2) warrants to purchase an aggregate of 250,000 ordinary shares of the Company. The warrants have an exercise price of $0.01 per share, and may be exercised in whole or part at any time for two years after issuance. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share, subject to adjustment for stock splits, combinations, recapitalizations and the like. In the event dividends are paid on any ordinary share, the Company shall pay an additional dividend on all outstanding preferred shares in a per share amount equal (on an as if converted to ordinary share basis) to the amount paid or set aside for each ordinary share. The preferred shares are convertible into the Company’s ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share. The purchase price of $1,000,000 was prorated between the preferred shares and warrants based on their respective fair values. A beneficial conversion feature ("BCF") arises since the conversion price of the convertible preferred shares is less than the fair value of Ordinary share (the preferred shares are convertible into the Company’s ordinary shares on a one-to-one basis). The BCF is calculated based on the intrinsic value as the difference between the effective conversion price (between the preferred shares and ordinary shares) and the market value on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF from the issuance of the convertible preferred shares resulted in $ 332 thousand being recorded in Company’s Shareholders’ Equity as a reduction of the Retained earnings and an increase to preferred shares.

The Purchase Agreement was approved by our shareholders on December 29, 2015. The investors’ purchase of preferred shares and warrants was as follows:

Investor	Preferred Shares	Warrants	Purchase Price
Columbia Pacific Opportunity Fund, LP	200,000	100,000	$400,000
Prescott Group Aggressive Small Cap Master Fund	200,000	100,000	400,000
Mindus Holdings, Ltd.	100,000	50,000	200,000
	500,000	250,000	$1,000,000

Concurrent with the closing of the purchase of the preferred shares and warrants, the Company issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund pursuant to the Amended and Restated Securities Purchase Agreement dated as of November 22, 2013 between the Company and Prescott Group Aggressive Small Cap Master Fund, as if such sale and issuance had occurred prior to November 22, 2015. This was approved by our shareholders on December 29, 2015.

On December 29, 2015, our shareholders also approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants may be exercised on issuance with the remaining 50% vesting on February 24, 2016 unless the promissory note is paid in full on or before that time, which would result in the cancellation of the unvested 50%. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for our ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants may be exercised on issuance with the remaining 50% vesting on February 24, 2016 unless the Comerica Bank note is reduced to below $1,000,000 on or before that date, which would result in the cancellation of the unvested 50%. Since both the promissory note and the Comerica Bank note haven't been repaid on February 26, 2016, the remaining 50% was vested. The fair value of the warrants was determined to be $982,625 as of December 31, 2015 and is considered an expense of the financing.

2.           As of December 31, 2015, the Company holds a total of 33,239 of its shares in treasury for a total consideration of $1.8 million. All of the Company’s ordinary shares have equal voting rights. However, under applicable Israeli law, the shares held by the Company have no voting rights and, therefore, are excluded from the number of its outstanding shares. Since 2010, the Company uses these treasury shares for the issuance of shares pursuant to exercise of options and vested RSUs to meet the Company’s ordinary share requirements for its stock benefit plans. In March 2008, the board of directors approved two buy-back programs. Under the buy-back programs, the Company may purchase its shares from time to time, subject to market conditions and other relevant factors affecting the Company. In 2009, the Company repurchased 11,249 of its shares for an aggregate amount of $1.7 million under the buy-back programs.

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

As of December 31, 2015, the Company has two share-based compensation plans: (a) the 1996 Share Option Plan, and (b) the 2007 Award Plan. Both plans are described below. The compensation costs that were charged to income for those plans amounted to $0.4 million and $0.7 million for 2015 and 2014, respectively.

In 1996, the Company adopted the 1996 Share Option Plan. Pursuant to the 1996 Share Option Plan, as amended, the Company reserved 1,050,000 ordinary shares for issuance to directors, officers, consultants and employees of the Company and its subsidiaries. The exercise price of the options granted under the 1996 Share Option Plan ranges from $1.8 to $20. As of December 31, 2015, 174,023 stock options remain available for future awards.

Under the 1996 option plan, unless determined otherwise by the board, options vest over a three to four years period from the date of grant and expire 10 years after grant date. Unvested options are forfeited 30-90 days following termination of employment. Any options that are forfeited before expiration become available for future grants.

The following table summarizes information about share options outstanding and exercisable as of December 31, 2015:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2015	Weighted Average Remaining Contractual Life Years	Number Exercisable on December 31, 2015	Exercise Price
			$
300,000	6.32	300,000	1.80

Data related to the 1996 Share Option Plan as of December 31, 2015 and 2014 and changes during the years ended on those dates are as follows:

	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year	393,850	2.89	441,589	3.18
Changes during the year:
Forfeited	(93,850)	6.36	(47,739)	5.56
Options outstanding at end of year	300,000		393,850
Options exercisable at year-end	300,000		345,517

*	The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. There were no options granted or exercised in 2015 and 2014.

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

In 2007, the Company adopted the 2007 Award Plan (RSU plan). In 2015 and 2014, under the RSU plan, as amended, the Company granted 263,000 and 140,097 RSUs, respectively. Under the RSU plan, unless determined otherwise by the board of directors, RSUs vest over a three years period from the date of the grant.  Approved for immediate vesting on grant date were 0 and 7,848 RSUs in 2015 and 2014, respectively.

Data related to the restricted stock units as of December 31, 2015 and 2014 and changes during the year were as follows:

	Year ended December 31,
	2015	2014
	(in thousands)
RSUs outstanding at the beginning of the year	219,414	246,838
Changes during the year:
Granted *	263,000	140,097
Vested	(99,708)	(137,136)
Forfeited	(22,262)	(30,385)
RSUs outstanding at the end of the year	360,444	219,414
Weighted average fair value at grant date	$1.74	$4.13

*	The fair value of RSUs is established based on the market value of the Company’s stock on the date of the award. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method.

C.	Dividends:

The Company has not paid any cash dividends on its ordinary shares in the past and does not expect to pay cash dividends on its ordinary shares in the foreseeable future.

The Company expects to pay share dividends on its preferred shares which carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share (See also Note 10A1).

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

Taxable income of Israeli companies is subject to tax at the rate of 26.5% in 2015 and 2014.

B.	Deferred tax assets and liabilities:

Deferred tax reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2015 and 2014, the Company’s deferred taxes were in respect of the following:

	December 31,
	2015	2014
	(in thousands)
Net operating losses carry forwards	$32,303	$30,539
Provisions for employee rights and other temporary differences	55	61
Deferred tax assets before valuation allowance	32,358	30,600
Valuation allowance	(32,358)	(30,600)
Deferred tax assets (liability), net	$-	$-

C.	Loss before Income Taxes is composed as follows:

	Year ended December 31,
	2015	2014
	(in thousands)
Domestic (Israel)	$(2,724)	$(2,939)
Foreign	(3,377)	(758)
Total loss before income taxes	$(6,101)	$(3,697)

D.	Provision for Taxes:

	Year ended December 31,
	2015	2014
	(in thousands)
Current:
Domestic (Israel)	$-	$-
Foreign	18	37
	18	37
* Taxes related to prior years
Deferred:
Deferred taxes, net	23	(12)
Total provision for income taxes	$41	$25

*	In 2015 and 2014, mainly related to withholdings tax for prior years that cannot be realized due to liquidation of subsidiaries as non-future estimated taxable income.

E.	Uncertain Tax Position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2015 and 2014. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

F.	A reconciliation between statutory tax to effective tax, assuming all income is taxed at the regular rates and the actual tax expense is as follows:

	December 31,
	2015	2014
	(in thousands)
Loss before income taxes, per consolidated statements of income	$(6,101)	$(3,697)
At the principal tax rate of the group (26.5% in 2015 and 2014)	1,617	(980)
Decrease in taxes resulting from the following differences:
Carry-forward losses for which the Company provided valuation allowance	1,758	1,080
Effect of different tax rates in foreign subsidiaries	(3,357)	(63)
Taxes related to previous years	23	(12)
Non-deductible expenses	—	—
Income tax expense in the consolidated statements of income for the reported year	$41	$25
Effective Tax rate	—	—

G.	Tax Losses:

The Company and its subsidiaries have NOL carry forwards for income tax purposes as of December 31, 2015 of approximately $119 million. $82 million were generated in Israel with no expiration date and the rest outside of Israel.

Note 12 - Supplementary Financial Statement Information:

A.	Balance Sheets:

1.	Trade Accounts Receivables:

	December 31,
	2015	2014
	(in thousands)
Trade accounts receivable	$2,020	$3,033
Less allowance for doubtful accounts	—	(554)
	$2,020	$2,479

For the years ended December 31, 2015 and 2014, the Company charged expenses for doubtful accounts amounted to $0 and $629 thousand, respectively.

For the year ended December 31, 2015 and 2014, the Company deducted from the allowance (bad debts) $31 and $255 thousand.

2.	Other Current Assets:

	December 31,
	2015	2014
	(in thousands)
Prepaid expenses	$53	$105
Short-term lease deposits	11	19
Government departments and agencies	56	52
	$120	$176

3.	Other Current Liabilities:

	December 31,
	2015	2014
	(in thousands)
Government departments and agencies	$13	$133
Employees and wage-related liabilities	669	452
Promissory note *	-	220
Accrued expenses and other current liabilities	277	184
	$959	$989

*	Promissory note with related party in the amount of $220,000 bearing interest at 2%. The note is extended to be due on June 30, 2017 and therefore classified to long-term liabilities.

4.	The Company’s Long-lived Assets are allocated as Follows:

	December 31,
	2015	2014
	(in thousands)
Israel	$32	$54
U.S.A.	114	158
Europe and other	100	109
	$246	$321

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

The following present total revenues for the years ended December 31, 2015 and 2014 by geographic area:

	Year ended December 31,
	2015	2014
	(in thousands)
North America	6,501	3,743
Europe	2,852	2,688
Israel	454	809
Total Revenue	$9,807	$7,240

2.	Principal Customers:

There were three customers that represented 21.6%, 13.7% and 12.4% of the Company’s total revenue in 2015. There were two different customers that represented 15.5% and 11.1% of the Company’s total revenue in 2014.

There are four customers that represented more than 10% of total trade receivables at December 31, 2015 and December 31, 2014.

3.	Financial Income (Expenses), Net:

	Year ended December 31,
	2015	2014
	(in thousands)
Foreign currency translation adjustments (see Note 1A3)	$22	$5
Interest expense	(156)	(40)
Grant of warrants to shareholders	(983)	-
Change in fair value of derivatives	-	150
Financial Income (Expenses), Net	$(1,117)	$115

C.	Loss Per Share:

Basic and diluted loss per share (“EPS”) was computed based on the average number of shares outstanding during each year. No effect was given to potential instruments such as: share options unvested, RSUs, preferred shares and warrants since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share attributable to ModSys International Ltd.:

	Year ended December 31,
	2015	2014
	(in thousands, except per share data)
1. Numerator:
Amount for basic and diluted loss per share	$(5,814)	$(3,395)

2. Denominator:
Denominator for basic net loss per share - weighted average of shares	$17,906,723	$12,020,474

Effect of dilutive securities	$-	$-

Denominator for diluted net earnings per share - weighted average shares and assuming dilution	$17,906,723	$12,020,474

Basic and diluted loss per share attributed ModSys International Ltd.	$(0.32)	$(0.28)

Note 13 – Subsequent Events:

On January 15, 2016, the Company entered into a Transition Agreement and Release, or Transition Agreement, with Rick Rinaldo, Modern Systems’ Chief Financial Officer. Pursuant to the Transition Agreement, Mr. Rinaldo will remain Chief Financial Officer through April 15, 2016, or the Separation Date, on which date Mr. Rinaldo will resign as an officer and employee of the Company. During the transition period, Mr. Rinaldo will receive his normal base salary compensation and benefits. In consideration for a standard release of claims, Mr. Rinaldo will vest in his restricted stock units through the Separation Date and will receive a lump sum bonus payment of $6,200 on the Separation Date, provided Mr. Rinaldo meets certain goals and objectives during the transition period. Mr. Rinaldo will have 50,016 shares of RSUs vested on April 15, 2016.

On March 16, 2016, the Company entered into the Fifth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) waive the liquidity covenant violations of September and December 2015; (ii) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2017; (iii) amend the definition of eligible accounts receivable; (iv) waive the equity event of $2.5 million on or before December 31, 2015; (v) add a new six month rolling EBITDA covenant and (vi) limit the amount of cash transfer to ModSys International Ltd. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

