Form 10-Q
period 2016-03-31
Modsys International Ltd
filed 2016-05-16
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  333-06208

MODSYS INTERNATIONAL LTD.

(FORMERLY: BLUEPHOENIX SOLUTIONS LTD.)

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

As of May 10, 2016, there were 18,626,143 shares of the registrant’s ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

(Formerly BluePhoenix Solutions Ltd.)

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” and “Modern Systems” refer to ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) and its subsidiaries unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ModSys International Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:

Cash and cash equivalents	$690	$1,479
Restricted cash	4	4
Trade accounts receivable, net	2,371	2,020
Other current assets	134	120
Total Current Assets	3,199	3,623

Non-Current Assets:

Property and equipment, net	164	246
Goodwill	25,803	25,803
Intangible Assets and others, net	3,017	3,175
Total Non-Current Assets	28,984	29,224

TOTAL ASSETS	$32,183	$32,847

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$2,457	$2,736
Trade accounts payable	1,286	1,004
Deferred revenue	462	925
Other current liabilities	1,150	959
Total Current Liabilities	5,355	5,624

Non-Current Liabilities:

Accrued severance pay, net	255	232
Loans from others	288	288
Other non-current liabilities	27	30
Total Non-Current Liabilities	570	550

Total Equity	26,258	26,673

TOTAL LIABILITIES AND EQUITY	$32,183	$32,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenue	$2,827	$2,286
Cost of revenue	1,662	1,700
Gross profit	1,165	586

Research and development costs	361	386
Selling, general and administrative expenses	1,144	1,320
Amortization of intangible assets	158	254
Total operating expenses	1,663	1,960

Operating loss	(498)	(1,374)

Financial expense, net	28	47
Loss before taxes on income	(526)	(1,421)

Taxes on income	1	13
Net loss	(527)	(1,434)

Less: Net income (loss) attributable to non-controlling interest	20	(55)
Net loss attributable to ModSys International Ltd. shareholders	(547)	(1,379)
Loss per share - basic:
Attributed to the shareholders	(0.03)	(0.08)

Weighted average shares outstanding, basic	18,595	17,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net loss	$(527)	$(1,434)
Other comprehensive income	-	-

Total comprehensive loss	(527)	(1,434)

Comprehensive result attributable to non-controlling interest	20	(55)
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(547)	$(1,379)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(527)	$(1,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	280
Increase (decrease) in accrued severance pay, net	23	(1)
Stock–based compensation	112	147
Change in fair value of derivatives	-	-
Changes in operating assets and liabilities:
Increase in trade receivables	(351)	(153)
Increase in other current assets	(14)	(52)
Increase in trade payables	282	373
Increase (decrease) in other liabilities and deferred revenues	(275)	255
Loss on disposal of assets	77	-
Net cash used in operating activities	(499)	(585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11)	(8)
Net cash used in investing activities	(11)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	(279)	950
Net cash provided by (used in) financing activities	(279)	950

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUVIALETS	(789)	357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,479	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$690	$806

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies:

A.     The Company

ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) (together with its subsidiaries, the “Company”, “we”, or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology (“IT”) modernization solutions.

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

The Company has incurred negative cash flow from operations and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that the Company’s current cash position is sufficient to support the ongoing operations for the foreseeable future.

B.     Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective approach. The Company is currently assessing the impact of this guidance.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2015-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2015-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-15 on its consolidated financial statements.

C.     Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

E.     Principles of Consolidation

The consolidated financial statements include the Company's and its subsidiaries' financial statements.  The consolidated financial statements of subsidiaries are included in the condensed consolidated financial statements from the date that control is achieved until the date that control ceases. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. Intercompany transactions and balances are eliminated upon consolidation.

Note 2 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	Unaudited	Audited
	(in thousands)

Balance as of January 1
Goodwill	$67,618	$67,618
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)
	25,803	25,803
Changes during the period
Goodwill related to acquisition	-	-

Balance at end of period
Goodwill	67,618	67,618
Accumulated impairment losses at the end of the period	(41,815)	(41,815)
	$25,803	$25,803

Goodwill is not amortized, but rather is subject to an annual impairment test. The Company is one operating segment and one reporting unit related to its overall information technology modernization. The goodwill impairment tests are conducted in two steps. In the first step, the Company determines the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

The Company determines the fair value of a reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock exchange and an appropriate control premium.

During the first quarter of 2016, due to a decrease of the company's share price, the company assessed whether goodwill impairment is required. As of March 31, 2016, the market capitalization of the company was higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

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

Financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015, are summarized below:

	Fair value measurements using input type
	March 31, 2016
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	686	-	-	686
Restricted cash	4	-	-	4
	$690	$-	$-	$690

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	1,479	-	-	1,479
Restricted cash	4	-	-	4
Intangible asset – Technology	-	-	3,175	3,175
	$1,483	$-	$3,175	$4,658

Note 4 – Commitments and Contingencies:

A.     Commitments:

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS; this subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2016, the contingent liability that was not recognized amounted to $183,000.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of March 31, 2016, the remaining loan balance was $102,000.

B.     Contingencies:

The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 “Contingencies”. At this time, it is not possible to determine the potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

Note 5 – Subsequent Events:

On May 13, 2016, the Company received a commitment letter from Comerica Bank regarding its credit facility, according to which the covenant of trailing six month EBITDA was updated and an additional condition to maintain minimum cash at bank of $ 250 thousand was added. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016.

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

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras” (“Ateras”). At the closing,  BP-AT Acquisition LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Modern Systems Corporation (f/k/a BluePhoenix Solutions USA, Inc.), a Delaware corporation and an indirect, wholly-owned subsidiary of ModSys International Ltd., merged with and into Ateras (the “Ateras Merger”). As a result of the Ateras Merger, the separate corporate existence of BP-AT Acquisition LLC ceased and Ateras continued as the surviving corporation and a wholly-owned subsidiary of Modern Systems Corporation. The surviving entity was then renamed MS Modernization Services, Inc.

Upon the closing of the Ateras Merger, we issued 6,195,494 unregistered ordinary shares, par value NIS 0.04 per share, to the former Ateras shareholders in exchange for the cancellation of the shares of Ateras stock held by such shareholders in connection with the Ateras Merger.

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

As of March 31, 2016, we had cash and cash equivalents of $690,000 and negative working capital of $2.2 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility is sufficient to fund our operations for the foreseeable future.

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

To keep up with the  demand for our solution, we must retain our skilled personnel in the fields of project management, legacy systems, and leading modern technologies. Maintaining and growing the requisite skill base can be problematic.  Personnel with an understanding of legacy technologies are a finite resource and the market for recruiting and retaining such workforce can be highly competitive.

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

On May 13, 2016, the Company received a commitment letter from Comerica Bank regarding its credit facility, according to which the covenant of trailing six month EBITDA was updated and an additional condition to maintain minimum cash at bank of $ 250 thousand was added. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K, filed with the SEC on March 30, 2016.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective approach. We are currently assessing the impact of this guidance.

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

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended March 31,
	2016		2015
	(in Thousands)%		(in Thousands)%

Revenue	$2,827	100.0	2,286	100.0
Cost of revenue	1,662	58.8	1,700	74.4
Gross profit	1,165	41.2	586	25.6
Research and development costs	361	12.8	386	16.9
Selling, general, and administrative expenses	1,144	40.5	1,320	57.7
Amortization of intangible assets	158	5.6	254	11.1
Operating loss	(498)	(17.6)	(1,374)	(60.1)
Financial expense, net	28	1.0	47	2.1
Loss before taxes on income	(526)	(18.7)	(1,421)	(62.2)
Taxes on income	1	0.0	13	0.6
Net loss	(527)	(18.6)	(1,434)	(62.7)
Net results attributable to non-controlling interest	20	0.7	(55)	(2.4)
Net results attributable to ModSys International Ltd. shareholders	(547)	(19.4)	(1,379)	(60.3)

Three Months Ended March 31, 2016 and 2015

Revenue. Revenue was $2.8 million for the three months ended March 31, 2016, a 23.7% increase when compared to $2.3 million for the three months ended March 31, 2015.

We currently concentrate our resources on providing legacy modernization solutions and services. Our revenue is generated from fixed-price projects, consulting fees, licensing fees, and long-term maintenance contracts.

Revenue generated from fixed price projects was $2.1 million for the three months ended March 31, 2016 and $1.6 million for the three months ended March 31, 2015. The increase is due to the completion of projects for major customers in the first quarter of 2016, which resulted in the recognition of revenue from such projects.

Revenue generated from our consulting services was $528,000 for the three months ended March 31, 2016, compared to $348,000 for the three months ended March 31, 2015. This increase is due to an increase in the average value of contracts for consulting projects.

Revenue generated from our licensing services was $61,000 for the three months ended March 31, 2016, compared to $218,000 for the three months ended March 31, 2015. The decrease in revenue generated from our license fees is attributed to a decrease in customers with license agreements.

Revenue generated from our long-term maintenance contract services was $156,000 for the three months ended March 31, 2016 compared to $124,000 for the three months ended March 31, 2015. The increase in revenue from long-term maintenance contracts is attributable to an increase in the average value of the contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.7 million for both the three months ended March 31, 2016 and March 31, 2015. Cost of revenue as a percentage of revenue was 58.8% for the three months ended March 31, 2016 compared to 74.4% for the three months ended March 31, 2015.   The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2016 is primarily attributable to the increase of fixed price revenue resulting from the completion of projects for major customers which had lower cost of revenues.

Gross profit. Gross profit was $1.2 million for the three months ended March 31, 2016, an increase when compared to $0.6 million for the three months ended March 31, 2015. Gross profit as a percentage of revenue was 41.2% for the three months ended March 31, 2016 compared to 25.6% for the three months ended March 31, 2015. The increase in gross profit percentage is due to the increased revenue from fixed price projects and consulting services and the completion of projects for major customers which had lower cost of revenues.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $361,000 for the three months ended March 31, 2016, a 7% decrease when compared to $386,000 for the three months ended March 31, 2015. The decrease was the result of the additional research and development employee headcount related to the Ateras Merger in 2015, which has since been reduced by reduced headcount and research and development hours.  As a percentage of revenue, research and development costs were 12.8% for the three months ended March 31, 2016 and 16.9% for the three months ended March 31, 2015.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, depreciation and amortization. Selling, general, and administrative expenses were $1.1 million for the three months ended March 31, 2016, a 15.4% decrease when compared to $1.3 million for the three months ended March 31, 2015. The decrease was the result of additional salaries and professional fees that were incurred during the 2015 period related to the Ateras Merger. As a percentage of revenue, selling, general and administrative expenses were 40.5% for the three months ended March 31, 2016 compared to 57.7% for the three months ended March 31, 2015.

Amortization of intangible assets. We had amortization expense of $158,000 for the three months ended March 31, 2016, compared to $254,000 for the three months ended March 31, 2015. The decrease was the result of the amortization cost of intangible assets related to the Ateras Merger, which was written down $1.5 million at the end of 2015.

Financial expense, net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Our financial expense, net was $28,000 for the three months ended March 31, 2016, compared to $47,000 for the three months ended March 31, 2015.

Taxes on income.  We had income tax expense of $1,000 for the three months ended March 31, 2016, compared to $13,000 for the three months ended March 31, 2015. The tax expense for the three months ended March 31, 2016 and 2015 is current tax expense.

Net result attributable to non-controlling interest. Net result attributable to non-controlling interest was a $20,000 income for the three months ended March 31, 2016, when compared to a $55,000 loss for the three months ended March 31, 2015, and represented the non-controlling share in the net results of our subsidiary, Zulu Software Inc. until the merger of Zulu into MS Modernization Services, Inc. The non-controlling interest now represents the non-controlling share in the net result of our subsidiary, MS Modernization Services, Inc.

Liquidity and Capital Resources

Capital Markets

Since 1997, we have consummated various public equity and debt offerings as well as private equity and debt offerings. In December of 2015, we completed a private placement with some of our major shareholders where we issued $1 million of equity, consisting of 500,000 shares of preferred stock and warrants to purchase 250,000 ordinary shares. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share, subject to adjustment for stock splits, combinations, recapitalizations and the like. In the event dividends are paid on any ordinary share, we shall pay an additional dividend on all outstanding preferred shares in a per share amount equal (on an as if converted to ordinary share basis) to the amount paid or set aside for each ordinary share. The preferred shares are convertible into our ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of our company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share.

On December 29, 2015, our shareholders approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants may be exercised on issuance while the remaining 50% vested on February 24, 2016 as the promissory note was not paid in full on or before that time. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for our ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants may be exercised on issuance while the remaining 50% vested on February 24, 2016 as the Comerica Bank note was not reduced to below $1,000,000 on or before that date.

While we have successfully raised financing in the past in both the public and private capital markets, there can be no assurances that we will continue to access to these markets in the future. We have reported multiple year-over-year net losses that have resulted in negative cash flows. We cannot be certain that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our shareholders and negatively impact our operating results. If we raise additional funds through the issuance of our ordinary shares or securities convertible into or exchangeable into our ordinary shares, the percentage ownership of our then-existing shareholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of our existing ordinary and preferred shares. We believe that we have sufficient capital resources to support operations for the foreseeable future.

Cash and Cash Equivalents

As of March 31, 2016, we had cash and cash equivalents of $690,000 and negative working capital of $2.2 million. As of December 31, 2015, we had cash and cash equivalents of $1.5 million and negative working capital of $2.0 million. The working capital increased primarily due to the increased trade receivables and payments on the line of credit.

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

On May 13, 2016, the Company received a commitment letter from Comerica Bank regarding its credit facility, according to which the covenant of trailing six month EBITDA was updated and an additional condition to maintain minimum cash at bank of $ 250 thousand was added. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

As of March 31, 2016, we had borrowed $2.0 million against our non-formula revolving line and $433,000 against the revolving line with a total of $1.5 million available.

Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016, was $0.5 million compared to $0.6 million during the three months ended March 31, 2015. The change is primarily attributable to an increase in trade receivables of $0.4 million and a decrease in our other current liabilities and deferred revenues of $0.3 million.

Cash Used in Investment Activities

Net cash used in investment activities during the three months ended March 31, 2016 was $11,000 compared to $8,000 net cash provided by investment activities during the three months ended March 31, 2015. Net cash used in investment activities in the three months ended March 31, 2016 includes purchases of computers and computer software.

Cash Provided by (Used) in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 was $279,000 compared to net cash provided of $950,000 during the three months ended March 31, 2015.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of March 31, 2016, the contingent liability amounted to $183,000.

Ministry of Production in Italy

During 2007, our subsidiary, I-Ter, received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of March 31, 2016, the remaining loan balance was approximately $102,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2019. Operating lease payments for the three months ended March 31, 2016 were approximately $82,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the three months ended March 31, 2016.

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

As of March 31, 2016, we have an outstanding $102,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of March 31, 2016 (at fair value):

	Euro		British Pound	CAN		USD	Other	Total
Accounts Receivables	*	%	25%	*	%	72%	3%	100%
Accounts Payables	7%		27%	*	%	52%	14%	100%

* Less than 1%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had a net loss of $0.5 million in the three months ended March 31, 2016, and net losses of $1.4 million in the three months ended March 31, 2015.  Our negative cash flows from operations were $499,000 for the three months ended March 31, 2016, compared to $585,000 for the three months ended March 31, 2015. As of March 31, 2016, we had cash and cash equivalents of $690,000 compared to cash and cash equivalents of $1.5 million as of December 31, 2015. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future.

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

Our credit facility requires us to comply with covenants regarding achievement of an EBITDA target and our maintenance of certain financial ratios. In addition, these covenants include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Our failure to comply with these covenants and the other terms of our credit facility could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us.

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

We had negative cash flows from operations in 2016 and 2015, which may continue if we are not successful at increasing our revenues or reducing our expense level.

We had negative operating cash flows of $0.5 million for the three months ended March 31, 2016 and $0.6 million for the three months ended March 31, 2015. We continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses, and research and development expenses.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the three months ended March 31, 2016, Lockheed Martin accounted for 34.5% and Computer Science Corporation accounted for 14.6% of our revenue.

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

We continue to assess our infrastructure costs and may reduce workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses and research and development expenses.

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

The assets listed in our consolidated balance sheet as of March 31, 2016 and December 31, 2015, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

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

We operate in a highly competitive market. Competition in the modernization field is, to a large extent, based upon the functionality of the available solutions. Our competitors may be in a better position to devote significant funds and resources to the development, promotion and sales of their technology and services, thus enabling them to respond more quickly to emerging opportunities and changes in technology or customer requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase such competitors’ ability to successfully market their technology and services. We also expect that competition will increase as a result of consolidation within the industry. As we develop new solutions, we may begin to compete with companies with which we have not previously competed. Our competitors include:

●	small vendors who provide specific solutions for a particular area of modernization, such as Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;

●	large system integrators such as IBM, HP, Dell, Accenture, Cognizant, TCS, WIPRO, Infosys, Patni and Capgemini, some of whom we also partner with; and

●	independent software vendors such as Rocket Software, Micro Focus and Metaware;

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on The NASDAQ Global Market or The NASDAQ Capital Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2014
Second Quarter	4.48	3.80
Third Quarter	4.29	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78
Third Quarter	1.91	1.15
Fourth Quarter	2.35	1.39
2016
First Quarter	2.30	2.00

As of May 10, 2016, the closing price of our ordinary shares was $1.60. We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of March 31, 2016, we had 18,603,892 ordinary shares outstanding and 697,666 ordinary shares reserved for issuance under our employee equity compensation plans, including shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of March 31, 2016, we also have 500,000 preferred shares outstanding, which are convertible into ordinary shares, and outstanding warrants to purchase 704,919 ordinary shares.

The exercise of options by employees and office holders, vesting of restricted stock units granted to employees and office holders, exercise of warrants by investors, conversion of preferred shares and conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options, warrants or conversion rights, could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

Our U.S. shareholders could suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, a foreign corporation is a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes if (i) 75% or more of its gross income in a taxable year is passive income, or (ii) the average percentage of its assets for the taxable year that produce, or are held for the production of, passive income is at least 50%. Passive income includes interest, dividends, royalties, rents and annuities. Passive assets include working capital, including cash raised in public offerings. If we are or become a PFIC, our U.S. shareholders could suffer adverse tax consequences, including being taxed at the ordinary income tax rates and being subject to an interest charge on gain from the sale or other disposition of our ordinary shares and on certain “excess distributions” with respect to our ordinary shares.

Our four largest shareholders have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of March 31, 2016, our four largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Mindus Holdings, LTD, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29,4%, 28.6%, 22.9% and 10.6% respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 92% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On March 28, 2016, the Company announced the appointment of Richard Chance to the position of Chief Financial Officer, effective April 16, 2016. From February 15, 2016 to April 16, 2016, Mr. Chance served as the company’s Director of Finance. Mr. Chance is a Certified Public Accountant and has over 11 years in the application modernization space. From 2003 to 2014, Mr. Chance served in a variety of roles at ATERAS, one of the companies which merged with Blue Phoenix to form Modern Systems in December 2014, most recently as Chief Financial Officer. Prior to ATERAS, Mr. Chance has worked in chief financial and executive management roles with independent companies his entire career, starting in public accounting with KPMG. There are no arrangements or understandings between Mr. Chance and any other persons pursuant to which he was selected as Chief Financial Officer. There are also no family relationships between Mr. Chance and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1(6)	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated March 17, 2016
10.2+(7)	Employment Agreement by and between the Registrant and Richard Chance, dated March 28, 2016
10.3+(4)	Transition Agreement by and between the Registrant and Rick Rinaldo, dated January 15, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.
(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: May 16, 2016	/s/ Matt Bell
Matt Bell Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	/s/ Richard Chance
Richard Chance Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1(6)	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated March 17, 2016
10.2+(7)	Employment Agreement by and between the Registrant and Richard Chance, dated March 28, 2016
10.3+(4)	Transition Agreement by and between the Registrant and Rick Rinaldo, dated January 15, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.
(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

