Form 10-Q
period 2016-06-30
Modsys International Ltd
filed 2016-08-15
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of August 9, 2016, there were 18,685,496 ordinary shares of the registrant outstanding.

MODSYS INTERNATIONAL LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. (formerly known as BluePhoenix Solutions Ltd.) and its subsidiaries unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ModSys International Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:

Cash and cash equivalents	$366	$1,479
Restricted cash	254	4
Trade accounts receivable	2,599	2,020
Other current assets	162	120
Total Current Assets	3,381	3,623

Non-Current Assets:

Property and equipment, net	151	246
Goodwill	25,803	25,803
Intangible Assets and others, net	2,859	3,175
Total Non-Current Assets	28,813	29,224

TOTAL ASSETS	$32,194	$32,847

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$2,457	$2,736
Trade accounts payable	1,079	1,004
Deferred revenue	1,382	925
Other current liabilities	959	959
Total Current Liabilities	5,877	5,624

Non-Current Liabilities:

Accrued severance pay, net	253	232
Loans from others	288	288
Other non-current liabilities	24	30
Total Non-Current Liabilities	565	550

Total Equity	25,752	26,673

TOTAL LIABILITIES AND EQUITY	$32,194	$32,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$2,409	$3,327	$5,236	$5,613
Cost of revenue	1,240	1,663	2,902	3,363
Gross profit	1,169	1,664	2,334	2,250

Research and development costs	543	360	904	746
Selling, general and administrative expenses	940	1,173	2,084	2,493
Amortization of intangible assets	158	254	316	508
Total operating expenses	1,641	1,787	3,304	3,747

Operating loss	(472)	(123)	(970)	(1,497)

Financial (income) expense, net	118	(9)	146	(38)
Loss before taxes on income	(590)	(114)	(1,116)	(1,535)

Taxes on income	17	1	18	14
Net loss	(607)	(115)	(1,134)	(1,549)

Less: Net loss attributable to non-controlling interest	(71)	(7)	(51)	(62)
Net loss attributable to ModSys International Ltd. shareholders	$(536)	$(108)	$(1,083)	$(1,487)

Loss per share attributed to shareholders, basic	$(0.03)	$(0.01)	$(0.06)	$(0.08)

Weighted average shares outstanding, basic	18,637	17,890	18,616	17,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(607)	$(115)	$(1,134)	$(1,549)
Other comprehensive income	-	-	-	-

Total comprehensive loss	(607)	(115)	(1,134)	(1,549)

Comprehensive loss attributable to the non-controlling interest	(71)	(7)	(51)	(62)
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(536)	$(108)	$(1,083)	$(1,487)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(607)	$(115)	$(1,134)	$(1,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	275	347	555
Increase (decrease) in accrued severance pay, net	(2)	15	21	14
Stock–based compensation	101	108	213	255
Changes in operating assets and liabilities:
Increase in trade receivables	(228)	(585)	(579)	(738)
Increase in other current assets	(28)	(63)	(42)	(115)
Increase (decrease) in trade payables	(207)	(95)	75	278
Increase (decrease) in other liabilities and deferred revenues	726	(169)	451	86
Loss on disposal of assets	-	-	77	-
Net cash used in operating activities	(72)	(629)	(571)	(1,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(250)	-	(250)	-
Purchase of property and equipment	(2)	-	(13)	(8)
Net cash used in investing activities	(252)	-	(263)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	-	583	(279)	1,533
Net cash provided by (used in) financing activities	-	583	(279)	1,533

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(324)	(46)	(1,113)	311
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	690	806	1,479	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$366	$760	$366	$760

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

The Company has incurred negative cash flows from operations and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that the Company’s current cash position is sufficient to support the ongoing operations for the foreseeable future.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

In August 2015, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

C.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

F.	Revenue Recognition

In the interim period the Company engaged in the business of selling framework software, which fits the definition of "Off-the-shelf" software, along with maintenance for the initial 12 month period. The Company couldn't establish a substantive VSOE for the undelivered element of annual maintenance and the entire revenue is recognized throughout the maintenance period.

Note 2 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
	(in thousands)

Balance as of January 1
Goodwill	$67,618	$67,618
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)
	25,803	25,803
Changes during the period
Goodwill related to acquisition	-	-

Balance at end of period
Goodwill	67,618	67,618
Accumulated impairment losses at the end of the period	(41,815)	(41,815)
	$25,803	$25,803

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

During the second quarter of 2016, due to a decrease of the company's share price, the company assessed whether goodwill impairment is required. As of June 30, 2016, the market capitalization of the company was higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

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

Financial assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015, are summarized below:

	Fair value measurements using input type
	June 30, 2016
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	366	-	-	366
Restricted cash	254	-	-	254
	$620	$-	$-	$620

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	1,479	-	-	1,479
Restricted cash	4	-	-	4
Intangible asset – Technology	-	-	3,175	3,175
	$1,483	$-	$3,175	$4,658

Note 4 – Commitments and Contingencies:

A.	Commitments

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2016, the contingent liability that was not recognized amounted to $176,000.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of June 30, 2016, the remaining loan balance was $101,000.

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

Note 5 – Subsequent Events:

On July 20, 2016, the Company signed an agreement with Comerica Bank to include certain receivables previously excluded from the liquidity ratio, which may lead to more credit availability in the future. In addition, ModSys International and MS Modernisation Services UK Ltd have guaranteed both lines of credit that were previously guaranteed by only MS Modernization and Modern Systems Corporation. This agreement is effective July 1, 2016.

On August 4, 2016, the Company entered into the Sixth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) extend the maturity date of the non-formula revolving line to July 1, 2018; (ii) amend the EBITDA covenant requirements; and (iii) change the definition of liquidity to include a requirement to have a minimum balance of cash in Comerica Bank of $250,000 at the end of each month. The remaining substantive provisions of the credit facility were not materially changed by this amendment. This amendment superseded the commitment letter which was entered in to on May 13, 2016.

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

As of June 30, 2016, we had cash and cash equivalents of $366,000 and negative working capital of $2.5 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility is sufficient to fund our operations for the foreseeable future.

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

The fact that the modernization needs of the market are evolving on a constant basis, it necessitates that we be capable of tracking and predicting changes in technologies. Anticipating the needs of the IT modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

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

Recent Developments

On May 13, 2016, we received a commitment letter from Comerica Bank regarding its credit facility, according to which the covenant of trailing six month EBITDA was updated and an additional condition to maintain minimum cash at bank of $250,000 was added. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

On June 20, 2016, we entered into a Transition Agreement and Release, or Transition Agreement, with Matthew Bell, our Chief Executive Officer. Pursuant to the Transition Agreement, Mr. Bell will remain Chief Executive Officer through February 28, 2017, or the Separation Date, on which date Mr. Bell will resign as an officer and employee of the Company. During the transition period, Mr. Bell will be entitled to receive his normal base salary compensation and benefits. Mr. Bell will continue to vest in his restricted stock units through the Separation Date and will not receive an acceleration of any of the unvested options as of this date.

On July 20, 2016, we signed an agreement with Comerica Bank to include certain receivables previously excluded from the liquidity ratio, which may increase credit availability in the future. In addition, we have guaranteed both lines of credit that were previously guaranteed by only MS Modernization and Modern Systems Corporation. This agreement is effective July 1, 2016.

On August 4, 2016, we entered into the Sixth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) extend the maturity date of the non-formula revolving line and the revolving line to July 1, 2018; (ii) amend the EBITDA covenant requirements; and (iii) change the definition of liquidity to include a requirement to have a minimum balance of cash in Comerica Bank of $250,000 at the end of each month. The remaining substantive provisions of the credit facility were not materially changed by this amendment. This amendment superseded the commitment letter which was entered in to on May 13, 2016.

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

In the interim period we engaged in the business of selling framework software, which fits the definition of "Off-the-shelf" software, along with maintenance for the initial 12 month period. We couldn't establish a substantive VSOE for the undelivered element of annual maintenance and the entire revenue is recognized throughout the maintenance period.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for us beginning in its first quarter of 2019. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In August 2015, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.

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

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended June 30,
	2016		2015
	(in Thousands)%		(in Thousands)%
Revenue	$2,409	100.0	$3,327	100.0
Cost of revenue	1,240	51.5	1,663	50.0
Gross profit	1,169	48.5	1,664	50.0
Research and development costs	543	22.5	360	10.8
Selling, general, and administrative expenses	940	39.0	1,173	35.3
Amortization of intangible assets	158	6.6	254	7.6
Operating profit (loss)	(472)	(19.6)	(123)	(3.7)
Financial income (expense), net	(118)	(4.9)	9	0.3
Profit (loss) before taxes on income	(590)	(24.5)	(114)	(3.4)
Taxes on income	17	0.7	1	0.0
Net loss	(607)	(25.2)	(115)	(3.5)
Net loss attributable to non-controlling interest	(71)	(2.9)	(7)	(0.2)
Net loss attributable to ModSys International Ltd. Shareholders	(536)	(22.2)	(108)	(3.2)

	Six months ended June 30,
	2016		2015
	(in Thousands)%		(in Thousands)%
Revenue	$5,236	100.0	$5,613	100.0
Cost of revenue	2,902	55.4	3,363	59.9
Gross profit	2,334	44.6	2,250	40.1
Research and development costs	904	17.3	746	13.3
Selling, general, and administrative expenses	2,084	39.8	2,493	44.4
Amortization of intangible assets	316	6.0	508	9.1
Operating loss	(970)	(18.5)	(1,497)	(26.7)
Financial income (expense), net	(146)	(2.8)	(38)	(0.7)
Loss before taxes on income	(1,116)	(21.3)	(1,535)	(27.3)
Taxes on income	18	0.3	14	0.2
Net loss	(1,134)	(21.7)	(1,549)	(27.6)
Net loss attributable to non-controlling interest	(51)	(1.0)	(62)	(1.1)
Net loss attributable to ModSys International Ltd. Shareholders	(1,083)	(20.7)	(1,487)	(26.5)

Three and Six Months Ended June 30, 2016 and 2015

Revenue. Total revenue was $2.4 million for the three months ended June 30, 2016, a 27.6% decrease compared to revenue of $3.3 million for the three months ended June 30, 2015. Total revenue was $5.2 million for the six months ended June 30, 2016, a 6.7% decrease when compared to $5.6 million for the six months ended June 30, 2015.

Revenue generated from fixed price projects was $1.2 million for the three months ended June 30, 2016 and $2.2 million for the three months ended June 30, 2015. Revenue generated from fixed price projects was $3.2 million for the six months ended June 30, 2016 and $3.8 million for the six months ended June 30, 2015. The decrease in both periods is primarily due a decreased number of customers and also a result of the lower average contract amount.

Revenue generated from our consulting services was $493,000 for the three months ended June 30, 2016, compared to $521,000 for the three months ended June 30, 2015. Revenue generated from our consulting services was $1.0 million for the six months ended June 30, 2016, compared to $869,000 for the six months ended June 30, 2015. This increase in both periods is due to the increase in the average price of consulting service agreements in 2016.

Revenue generated from our licensing services was $579,000 for the three months ended June 30, 2016, compared to $496,000 for the three months ended June 30, 2015. The increase in revenue generated from our license fees is attributed to an increased value of license agreements. Revenue generated from our licensing services was $639,000 for the six months ended June 30, 2016, compared to $714,000 for the six months ended June 30, 2015. The decrease in revenue is attributable to the timing of license agreements in 2016, which took place later than in 2015.

Revenue generated from our long-term maintenance contract services was $174,000 for the three months ended June 30, 2016 compared to $128,000 for the three months ended June 30, 2015. Revenue generated from our long-term maintenance contract services was $330,000 for the six months ended June 30, 2016 compared to $251,000 for the six months ended June 30, 2015. The increase in revenue from long-term maintenance contracts in both periods is attributable to an increase in the average value of the contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.2 million for the three months ended June 30, 2016, a 25.4% decrease when compared to $1.7 million for the three months ended June 30, 2015. Cost of revenue was $2.9 million for the six months ended June 30, 2016, a 13.7% decrease when compared to $3.4 million for the six months ended June 30, 2015. The decrease in three and six month periods is primarily attributable due to a decrease in subcontractor costs. Cost of revenue as a percentage of revenue was 51.5% for the three months ended June 30, 2016 compared to 50.0% for the three months ended June 30, 2015. The increase in percentage for this period is attributable to a larger increase in cost of revenues compared to the decrease revenue. Cost of revenue as a percentage of revenue was 55.4% for the six months ended June 30, 2016 compared to 59.9% for the six months ended June 30, 2015. The decrease in percentage for this period is attributable to the increase in revenue related to consulting and licensing services, which have a lower cost of revenue than fixed price.

Gross profit. Gross profit was $1.2 million for the three months ended June 30, 2016, a 29.7% decrease when compared to $1.7 million for the three months ended June 30, 2015. The decrease is primarily attributable to the decrease in revenue for the three months. Gross profit for the six months ended June 30, 2016 was $2.3 million, a 3.7% increase from $2.3 million for the six months ended June 30, 2015. The increase is primarily attributable to a decrease in cost of revenues due to decreased subcontractor costs. Gross profit as a percentage of revenue was 48.5% for the three months ended June 30, 2016 compared to 50.0% for the three months ended June 30, 2015. Gross profit as a percentage of revenue was 44.6% for the six months ended June 30, 2016 compared to 40.1% for the six months ended June 30, 2015.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $543,000 for the three months ended June 30, 2016, a 50.8% increase when compared to $360,000 for the three months ended June 30, 2015. Research and development costs for the six months ended June 30, 2016 were $904,000 compared to $746,000 for the six months ended June 30, 2015, an increase of 21.2%. The increase was the result of the additional research and development costs related to new projects and testing in the UK. As a percentage of revenue, research and development costs were 22.5% for the three months ended June 30, 2016 and 10.8% for the three months ended June 30, 2015. As a percentage of revenue, research and development costs were 17.3% for the six months ended June 30, 2016 and 13.3% for the six months ended June 30, 2015.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, and depreciation. Selling, general, and administrative expenses were $940,000 for the three months ended June 30, 2016, a 19.9% decrease when compared to $1.2 million for the three months ended June 30, 2015. Selling, general, and administrative expenses for the six months ended June 30, 2016 were $2.1 million compared to $2.5 million for the six months ended June 30, 2015, a decrease of 16.4%. The decrease for both periods was the result of decreased salaries and professional fees that were related to the Ateras Merger in 2015 and the transition of key personnel. As a percentage of revenue, selling, general and administrative expenses were 39.0% for the three months ended June 30, 2016 compared to 35.3% for the three months ended June 30, 2015. As a percentage of revenue, selling, general and administrative expenses were 39.8% for the six months ended June 30, 2016 compared to 44.4% for the six months ended June 30, 2015.

Amortization of intangible assets. We had amortization expense of $158,000 for the three months ended June 30, 2016, compared to $254,000 for the three months ended June 30, 2015. Amortization expenses for the six months ended June 30, 2016 were $316,000, compared to $508,000 for the six months ended June 30, 2015. The decrease for both periods was the result of the amortization cost of intangible assets related to the Ateras Merger, which was written down $1.5 million at the end of 2015.

Financial income (expense), net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Our financial expense, net was $118,000 for the three months ended June 30, 2016, when compared to financial income of $9,000 for the three months ended June 30, 2015. Our financial expense was $146,000 for the six months ended June 30, 2016 compared to financial expense of $38,000 for the six months ended June 30, 2015.

Taxes on income. We had income tax expense of $17,000 for the three months ended June 30, 2016, compared to $1,000 for the three months ended June 30, 2015. The tax expense for the three months ended June 30, 2016 is current tax expense. For the six months ended June 30, 2016, we had income tax expense of $18,000 compared to $14,000 for the six months ended June 30, 2015. The tax expense for the six months ended June 30, 2016 and 2015 is current tax expense.

Net result attributable to non-controlling interest. Net result attributable to non-controlling interest was a net loss of $71,000 for the three months ended June 30, 2016, when compared to net loss of $7,000 for the three months ended June 30, 2015, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc. until the merger of Zulu into MS Modernization Services, Inc. The non-controlling interest now represents the non-controlling share in the net result of our subsidiary, MS Modernization Services, Inc. Net result attributable to non-controlling interest for the six months ended June 30, 2016 was a net loss of $51,000 compared to net loss of $62,000 for the six months ended June 30, 2015.

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

While we have successfully raised financing in the past in both the public and private capital markets, there can be no assurances that we will continue to have access to these markets in the future. We have reported multiple year-over-year net losses that have resulted in negative cash flows. We cannot be certain that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our shareholders and negatively impact our operating results. If we raise additional funds through the issuance of our ordinary shares or securities convertible into or exchangeable into our ordinary shares, the percentage ownership of our then-existing shareholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of our existing ordinary and preferred shares.

Cash and Cash Equivalents

As of June 30, 2016, we had cash and cash equivalents of $366,000 and negative working capital of $2.5 million. As of December 31, 2015, we had cash and cash equivalents of $1.5 million and negative working capital of $2.0 million. The working capital decreased primarily due to the decrease in cash, increase in trade receivables, increase in deferred revenue and payments on the line of credit.

Management believes that our current cash and cash equivalents, together with the available borrowing under our credit facility, is sufficient to fund our operations for the foreseeable future. We are continuing to reduce operating expenses and we continue to seek additional areas for cost reductions.

Credit Facility

On May 13, 2016, we received a commitment letter from Comerica Bank regarding its credit facility, according to which the covenant of trailing six month EBITDA was updated and an additional condition to maintain minimum cash at bank of $250,000 was added. The remaining substantive provisions of the credit facility were not materially changed by the commitment letter.

On July 20, 2016, we signed an agreement with Comerica Bank to include certain receivables previously excluded from the liquidity ratio. In addition, ModSys International and MS Modernisation Services UK Ltd have guaranteed both lines of credit that were previously guaranteed by only MS Modernization and Modern Systems Corporation. This agreement is effective July 1, 2016.

On August 4, 2016, we entered into the Sixth Amendment to the existing loan agreement with Comerica Bank dated October 2, 2013 as previously amended, to: (i) extend the maturity date of the non-formula revolving line and the revolving line to July 1, 2018; (ii) amend the EBITDA covenant requirements; and (iii) change the definition of liquidity to include a requirement to have a minimum balance of cash in Comerica Bank of $250,000 at the end of each month. The remaining substantive provisions of the credit facility were not materially changed by this amendment. This amendment superseded the commitment letter which was entered in to on May 13, 2016.

As of June 30, 2016, we had borrowed $2.0 million against our non-formula revolving line and $433,000 against the revolving line with a total of $1.5 million available.

Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016, was $571,000 compared to $1.2 million during the six months ended June 30, 2015. The change is primarily attributable to an increase in our trade receivables and an increase in deferred revenues and other liabilities, as well as the decrease in operating losses and expenses for the period.

Cash Used in Investment Activities

Net cash used in investment activities during the six months ended June 30, 2016 was $263,000 compared to $8,000 during the six months ended June 30, 2015. Net cash used in investment activities in the six months ended June 30, 2016 and 2015 include purchases of computers and computer software and the restriction of cash as required by the Bank.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $279,000 during the six months ended June 30, 2016, compared to net cash provided of $1.5 million during the six months ended June 30, 2015.  Net cash provided during the six months ended June 30, 2015 consisted of additional borrowing under our credit facility.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of June 30, 2016, the contingent liability amounted to $176,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of June 30, 2016, the remaining loan balance was approximately $101,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2019. Operating lease payments for the six months ended June 30, 2016 were approximately $166,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the six months ended June 30, 2016.

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

As of June 30, 2016, we have an outstanding $101,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as GBP, euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of June 30, 2016 (at fair value):

		British
	Euro	Pound	USD	Other	Total
Accounts Receivable	2%	21%	75%	2%	100%
Accounts Payable	7%	32%	54%	7%	100%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had a net loss of $1.1 million in the six months ended June 30, 2016, and net losses of $1.5 million in the six months ended June 30, 2015.  Our negative cash flows from operations were $571,000 for the six months ended June 30, 2016, compared to $1.2 million for the six months ended June 30, 2015. As of June 30, 2016, we had cash and cash equivalents of $366,000 compared to cash and cash equivalents of $1.5 million as of December 31, 2015. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary.

We have a credit facility which expires July 1, 2018. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires July 1, 2018. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that we will be able to extend the terms of this credit facility or that alternative financing would be available, either from investors or financial institutions. Failure to raise the additional financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

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

We had negative cash flows from operations in 2015 and year to date in 2016, which may continue if we are not successful at increasing our revenues or reducing our expense level.

We had negative operating cash flows of $571,000 for the six months ended June 30, 2016 and $1.4 million for 2015. We continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses, and research and development expenses.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the three months ended June 30, 2016, our two largest customers accounted for 38.2% of our revenue.  For the six months ended June 30, 2016, our two largest customers accounted for 33.3% of our revenue.

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

The assets listed in our consolidated balance sheet as of June 30, 2016 and December 31, 2015, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

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

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on The NASDAQ Global Market or The NASDAQ Capital Market during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2014
Third Quarter	4.16	3.55
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78
Third Quarter	1.91	1.15
Fourth Quarter	2.35	1.39
2016
First Quarter	2.30	2.00
Second Quarter	2.24	1.22

As of August 9, 2016, the closing price of our ordinary shares was $1.55. We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of June 30, 2016, we had 18,679,241 ordinary shares outstanding and 729,745 ordinary shares reserved for issuance under our employee equity compensation plans, including shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of June 30, 2016, we also had 500,000 preferred shares outstanding, which are convertible into ordinary shares, and outstanding warrants to purchase 704,919 ordinary shares.

The exercise of options by employees, officers and directors   , vesting of restricted stock units granted to employees, officers and directors, exercise of warrants by investors, conversion of preferred shares and conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options, warrants or conversion rights, could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

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

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of June 30, 2016, our four largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Mindus Holdings, LTD, Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 29.3%, 28.5%, 22.8% and 10.6% respectively, of our ordinary shares.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 91% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated August 4, 2016
10.2+(6)	Transition Agreement by and between the Registrant and Matt Bell, dated June 20, 2016
10.3*	Guaranty Agreement by and between Comerica Bank and ModSys International and MS Modernisation Services UK Ltd dated July 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: August 12, 2016	/s/ Matt Bell
Matt Bell
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	/s/ Richard Chance
Richard Chance
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated August 4, 2016
10.2+(6)	Transition Agreement by and between the Registrant and Matt Bell, dated June 20, 2016
10.3*	Guaranty Agreement by and between Comerica Bank and ModSys International and MS Modernisation Services UK Ltd dated July 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010.
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016.
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.
(6)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016.

