Form 10-Q
period 2016-09-30
Modsys International Ltd
filed 2016-11-14
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-06208

MODSYS INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)

6600 LBJ Freeway, Ste 210 Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

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

As of November 8, 2016, there were 18,700,096 of the registrant’s ordinary shares outstanding.

MODSYS INTERNATIONAL LTD.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

Unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company,” and “Modern Systems” refer to ModSys International Ltd. (formerly known as BluePhoenix Solutions, Ltd.) and its subsidiaries unless otherwise indicated.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ModSys International Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$125	$1,479
Restricted cash	254	4
Trade accounts receivable, net	2,604	2,020
Other current assets	227	120
Total Current Assets	3,210	3,623

Non-Current Assets:

Property and equipment, net	131	246
Goodwill	25,803	25,803
Intangible assets and others, net	2,701	3,175
Total Non-Current Assets	28,635	29,224

TOTAL ASSETS	$31,845	$32,847

LIABILITIES AND EQUITY

Current Liabilities:

Short-term bank credit and others	$2,591	$2,736
Trade accounts payable	1,180	1,004
Deferred revenue	687	925
Other current liabilities	849	959
Total Current Liabilities	5,307	5,624

Non-Current Liabilities:

Accrued severance pay, net	253	232
Loans from others	254	288
Other non-current liabilities	21	30
Total Non-Current Liabilities	528	550

Total Equity	26,010	26,673

TOTAL LIABILITIES AND EQUITY	$31,845	$32,847

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$3,191	$2,057	$8,427	$7,670
Cost of revenue	1,060	1,325	3,962	4,688
Gross profit	2,131	732	4,465	2,982

Research and development costs	640	361	1,544	1,107
Selling, general and administrative expenses	1,109	1,280	3,193	3,773
Amortization of intangible assets	158	254	474	762
Total operating expenses	1,907	1,895	5,211	5,642

Operating income (loss)	224	(1,163)	(746)	(2,660)

Financial expense, net	68	46	214	84
Income (loss) before taxes on income	156	(1,209)	(960)	(2,744)

Taxes on income	3	6	21	20
Net income (loss)	153	(1,215)	(981)	(2,764)

Less: Net result attributable to non-controlling interest	(29)	(28)	(80)	(90)
Net result attributable to ModSys International Ltd. shareholders	$182	$(1,187)	$(901)	$(2,674)

Income (loss) per share attributed to shareholders - basic	$0.01	$(0.07)	$(0.05)	$(0.15)

Weighted average shares outstanding - basic	18,693	17,906	18,639	17,886

Income (loss) per share attributed to shareholders - diluted	$0.01	$(0.07)	$(0.05)	$(0.15)

Weighted average shares outstanding - diluted	19,381	17,906	18,639	17,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2014
Net income (loss)	$153	$(1,215)	$(981)	$(2,764)
Other comprehensive income	-	-	-	-

Total comprehensive income (loss)	153	(1,215)	(981)	(2,764)

Comprehensive result attributable to the non-controlling interests	(29)	(28)	(80)	(90)
Comprehensive result attributable to ModSys International Ltd. shareholders	$182	$(1,187)	$(901)	$(2,674)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ModSys International Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$153	$(1,215)	$(981)	$(2,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184	277	531	832
Increase (decrease) in accrued severance pay, net	-	(7)	21	7
Stock–based compensation	105	89	318	344
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(5)	806	(584)	68
Decrease (increase) in other current assets	(65)	74	(107)	(41)
Increase (decrease) in trade payables	101	(198)	176	80
Decrease in other liabilities and deferred revenues	(808)	(152)	(357)	(66)
Loss on disposal of assets	-	-	77	-
Net cash used in operating activities	(335)	(326)	(906)	(1,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	-	-	(250)	-
Purchase of property and equipment	(6)	(3)	(19)	(11)
Net cash used in investing activities	(6)	(3)	(269)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Short term bank credit	100	350	100	2,155
Repayment of short term bank credit	-	(38)	(279)	(310)
Repayment of long term loan	-	(46)	-	(46)
Net cash provided by (used in) financing activities	100	266	(179)	1,799

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241)	(63)	(1,354)	248
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	366	760	1,479	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125	$697	$125	$697

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

B.	Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective as of the first quarter of 2018; however, early adoption is permitted. The Company is evaluating the impact that this standard update will have on its condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

C.	Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The interim financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In the interim period the Company engaged in the business of selling framework software, which fits the definition of "Off-the-shelf" software, along with maintenance for the initial 12-month period. The Company couldn't establish a substantive VSOE for the undelivered element of annual maintenance and the entire revenue is recognized throughout the maintenance period.

Note 2 – Goodwill:

The following is a summary of the change in the carrying amount of goodwill as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	Unaudited	Audited
	(in thousands)

Balance as of January 1	$67,618	$67,618
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)

	25,803	25,803
Changes during the period
Goodwill related to acquisition	-	-

Balance at end of period	$25,803	$25,803

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

As of September 30, 2016 and for the first time, the net book value of the reporting unit was higher than the market capitalization of the Company. However, there are other events and circumstances with opposite effects such as net profit for the three months ended September 30, 2016.

The Company assessed the totality of events and circumstances, and determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. Therefore, performing the two-step impairment test is unnecessary.

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

Financial assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015, are summarized below:

	Fair value measurements using input type
	September 30, 2016
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	125	-	-	125
Restricted cash	254	-	-	254
	$379	$-	$-	$379

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash and Cash Equivalents	1,479	-	-	1,479
Restricted cash	4	-	-	4
Intangible asset – Technology	-	-	3,175	3,175
	$1,483	$-	$3,175	$4,658

Note 4 – Commitments and Contingencies:

A.	Commitments

Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2016, the contingent liability that was not recognized amounted to $184,000.

Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitutes a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of September 30, 2016, the remaining loan balance was $102,000.

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

As of September 30, 2016, we had cash and cash equivalents of $125,000 and negative working capital of $2.1 million. We believe our current cash and cash equivalents, together with the available borrowing under our credit facility is sufficient to fund our operations for the foreseeable future.

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

In the interim period we engaged in the business of selling framework software, which fits the definition of "Off-the-shelf" software, along with maintenance for the initial 12-month period. We couldn't establish a substantive VSOE for the undelivered element of annual maintenance and the entire revenue is recognized throughout the maintenance period.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments in this update are effective as of the first quarter of 2018; however, early adoption is permitted. The Company is currently evaluating the impact that this standard update will have on its condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Operating Results

The following table presents the percentage relationships of certain items from our consolidated statement of operations, as a percentage of total revenue for the periods indicated:

Statement of Operations Data (US$ and as a Percentage of Revenue):

	Three months ended September 30,
	2016		2015
	(in Thousands)%		(in Thousands)%

Revenue	$3,191	100.0	$2,057	100.0
Cost of revenue	1,060	33.2	1,325	64.4
Gross profit	2,131	66.8	732	35.6
Research and development costs	640	20.1	361	17.5
Selling, general, and administrative expenses	1,109	34.8	1,280	62.2
Amortization of intangible assets	158	5.0	254	12.3
Operating profit (loss)	224	7.0	(1,163)	(56.5)
Financial expense, net	68	2.1	46	2.2
Profit (loss) before taxes on income	156	4.9	(1,209)	(58.8)
Taxes on income	3	0.1	6	0.3
Net income (loss)	153	4.8	(1,215)	(59.1)
Net result attributable to non-controlling interest	(29)	(0.9)	(28)	(1.4)
Net result attributable to ModSys International Ltd. shareholders	182	(5.7)	(1,187)	(57.7)

	Nine months ended September 30,
	2016		2015
	(in Thousands)%		(in Thousands)%

Revenue	$8,427	100.0	$7,670	100.0
Cost of revenue	3,962	47.0	4,688	61.1
Gross profit	4,465	53.0	2,982	38.9
Research and development costs	1,544	18.3	1,107	14.4
Selling, general, and administrative expenses	3,193	37.9	3,773	49.2
Amortization of intangible assets	474	5.6	762	9.9
Operating loss	(746)	(8.9)	(2,660)	(34.7)
Financial expense, net	214	2.5	84	1.1
Loss before taxes on income	(960)	(11.4)	(2,744)	(35.8)
Taxes on income	21	0.2	20	0.3
Net loss	(981)	(11.6)	(2,764)	(36.0)
Net result attributable to non-controlling interest	(80)	(0.9)	(90)	(1.2)
Net result attributable to ModSys International Ltd. shareholders	(901)	(10.7)	(2,674)	(34.9)

Three and Nine Months Ended September 30, 2016 and 2015

Revenue. Our revenue is generated from services and products sales. Our services include fixed-price projects, consulting fees, and long-term maintenance contracts. Our product sales are licensing fees. Total revenue was $3.2 million for the three months ended September 30, 2016, a 55% increase compared to revenue of $2.1 million for the three months ended September 30, 2015. Total revenue was $8.4 million for the nine months ended September 30, 2016, a 9.9% increase when compared to revenue of $7.7 million for the nine months ended September 30, 2015.

Revenue generated from fixed price projects was $2.3 million for the three months ended September 30, 2016 and $1.5 million for the three months ended September 30, 2015. Revenue generated from fixed price projects was $5.5 million for the nine months ended September 30, 2016 and $5.2 million for the nine months ended September 30, 2015. The increase in both periods is primarily due to an increased number of customers and also a result of the higher average contract amount.

Revenue generated from our consulting services was $280,000 for the three months ended September 30, 2016, compared to $363,000 for the three months ended September 30, 2015. The decrease during the period is due to a lower average price of consulting agreements in the third quarter of 2016 compared to 2015. Revenue generated from our consulting services was $1.3 million for the nine months ended September 30, 2016, compared to $1.1 million for the nine months ended September 30, 2015. This increase during the period is due to the increase in the average price of consulting service agreements during the first half of 2016.

Revenue generated from our licensing services was $489,000 for the three months ended September 30, 2016, compared to $85,000 for the three months ended September 30, 2015. Revenue generated from our licensing services was $1.1 million for the nine months ended September 30, 2016, compared to $799,000 for the nine months ended September 30, 2015. The increase in revenue is attributable to license agreements from two new customers in 2016, which account for 79% of the license revenue for the nine months ending September 30, 2016.

Revenue generated from our long-term maintenance contract services was $150,000 for the three months ended September 30, 2016 compared to $151,000 for the three months ended September 30, 2015. The decrease in revenue is attributable due to a decrease in the average value of the contracts for the quarter. Revenue generated from our long-term maintenance contract services was $480,000 for the nine months ended September 30, 2016 compared to $402,000 for the nine months ended September 30, 2015. The increase in revenue from long-term maintenance contracts is attributable to an increase in the number of customers with maintenance contracts.

Cost of revenue. Cost of revenue consists of salaries of our employees and independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $1.1 million for the three months ended September 30, 2016, a 20% decrease when compared to $1.3 million for the three months ended September 30, 2015. Cost of revenue was $4.0 million for the nine months ended September 30, 2016, a 15.5% decrease when compared to $4.7 million for the nine months ended September 30, 2015. The decrease in cost of revenue in the three and nine month periods ended September 30, 2016 is attributable to the decrease in employee and independent subcontractor costs and headcount in 2016. Cost of revenue as a percentage of revenue was 33.2% for the three months ended September 30, 2016 compared to 64.4% for the three months ended September 30, 2015. Cost of revenue as a percentage of revenue was 47% for the nine months ended September 30, 2016 compared to 61.1% for the nine months ended September 30, 2015.

Gross profit. Gross profit was $2.1 million for the three months ended September 30, 2016, a 191.1% increase when compared to $0.7 million for the three months ended September 30, 2015. Gross profit for the nine months ended September 30, 2016 was $4.5 million, a 49.7% increase from $3.0 million for the nine months ended September 30, 2015. Gross profit as a percentage of revenue was 66.8% for the three months ended September 30, 2016 compared to 35.6% for the three months ended September 30, 2015. Gross profit as a percentage of revenue was 53% for the nine months ended September 30, 2016 compared to 38.9% for the nine months ended September 30, 2015. The increase during both periods is attributable to the increase in licensing and maintenance revenues which yield a higher margin, as well as decreased cost of revenues.

Research and development costs. Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our modernization suite of solutions and are charged to operations as incurred. Research and development costs were $640,000 for the three months ended September 30, 2016, a 77.3% increase when compared to $361,000 for the three months ended September 30, 2015. Research and development costs for the nine months ended September 30, 2016 were $1.5 million compared to $1.1 million for the nine months ended September 30, 2015, an increase of 39.5%. The increase for both periods is attributable to the increased research and development costs for our products in 2016. As a percentage of revenue, research and development costs were 20.1% for the three months ended September 30, 2016 compared to 17.5% for the three months ended September 30, 2015. As a percentage of revenue, research and development costs were 18.3% for the nine months ended September 30, 2016 compared to 14.4% for the nine months ended September 30, 2015.

Selling, general, and administrative expenses. Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees, and depreciation. Selling, general, and administrative expenses were $1.1 million for the three months ended September 30, 2016 and $1.3 million for the three months ended September 30, 2015, a decrease of 13.4%. Selling, general, and administrative expenses for the nine months ended September 30, 2016 were $3.2 million compared to $3.8 million for the nine months ended September 30, 2015, a decrease of 15.4%. The decrease in the three and nine month periods ended September 30, 2016 was the result of decreased professional fees and employee costs primarily related to the Ateras Merger in 2015 and a reduced workforce in 2016. As a percentage of revenue, selling, general and administrative expenses were 34.8% for the three months ended September 30, 2016 compared to 62.2% for the three months ended September 30, 2015. As a percentage of revenue, selling, general and administrative expenses were 37.9% for the nine months ended September 30, 2015 compared to 49.2% for the nine months ended September 30, 2015.

Amortization of intangible assets. We had amortization expense of $158,000 for the three months ended September 30, 2016, compared to $254,000 for the three months ended September 30, 2015. Amortization expenses for the nine months ended September 30, 2016 were $474,000, compared to $762,000 for the nine months ended September 30, 2015. The decrease for both periods was the result of the amortization cost of intangible assets related to the Ateras Merger, which was written down $1.5 million at the end of 2015.

Financial expense, net. Financial expenses include interest paid on our bank loan and loans extended by others and expenses from fluctuations in foreign currency exchange rate. Our financial expense, net was $68,000 for the three months ended September 30, 2016, when compared to $46,000 for the three months ended September 30, 2015. Our financial expense was $214,000 for the nine months ended September 30, 2016 compared to financial expense of $84,000 for the nine months ended September 30, 2015.

Taxes on income. We had income tax expense of $3,000 for the three months ended September 30, 2016, compared to $6,000 for the three months ended September 30, 2015. The tax expense for the three months ended September 30, 2016 and 2015 is current tax expense. For the nine months ended September 30, 2016, we had income tax expense of $21,000 compared to $20,000 for the nine months ended September 30, 2015. The tax expense for the nine months ended September 30, 2016 and 2015 is current tax expense.

Net loss attributable to non-controlling interest. Net loss attributable to non-controlling interest was $29,000 for the three months ended September 30, 2016, when compared to net loss of $28,000 for the three months ended September 30, 2015, and represented the non-controlling share in the net loss of our subsidiary, Zulu Software Inc. until the merger of Zulu into MS Modernization Services, Inc. The non-controlling interest now represents the non-controlling share in the net loss of our subsidiary, MS Modernization Services, Inc. Net loss attributable to non-controlling interest for the nine months ended September 30, 2016 was $80,000 compared to net loss of $90,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Capital Markets

Since 1997, we have consummated various public and private equity and debt offerings. In December of 2015, we completed a private placement with some of our major shareholders where we issued $1 million of equity, consisting of 500,000 shares of preferred stock and warrants to purchase 250,000 ordinary shares. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on the purchase price of $2.00 per share, subject to adjustment for stock splits, combinations, recapitalizations and the like. In the event dividends are paid on any ordinary share, we shall pay an additional dividend on all outstanding preferred shares in a per share amount equal (on an as if converted to ordinary share basis) to the amount paid or set aside for each ordinary share. The preferred shares are convertible into our ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of our company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share.

On December 29, 2015, our shareholders approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants vested immediately while the remaining 50% vested on February 24, 2016 as the promissory note was not paid in full on or before that time. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for our ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants vested immediately while the remaining 50% vested on February 24, 2016, as the Comerica Bank note was not reduced to below $1,000,000 on or before that date.

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

Cash and Cash Equivalents

As of September 30, 2016, we had cash and cash equivalents of $125,000 and negative working capital of $2.1 million. As of December 31, 2015, we had cash and cash equivalents of $1.5 million and negative working capital of $2.0 million. The working capital decreased primarily due to the decrease in cash, increase in trade receivables and increase in trade payables.

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

As of September 30, 2016, we had borrowed $2.0 million against our non-formula revolving line with a total of $2.0 million available and $533,000 against the formula revolving line with a total of $1.5 million available.

Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016, was $0.9 million compared to $1.5 million during the nine months ended September 30, 2015. The change is primarily attributable to an increase in revenue, an increase in our trade receivables, and an increase in other liabilities and deferred revenue.

Cash Used in Investment Activities

Net cash used in investment activities during the nine months ended September 30, 2016 was $269,000 compared to $11,000 during the nine months ended September 30, 2015. Net cash used in investment activities in the nine months ended September 30, 2016 and 2015 include purchases of computers and computer software and the classification of cash to restricted cash as required by our covenants with Comerica.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $179,000 during the nine months ended September 30, 2016, compared to net cash provided of $1.8 million during the nine months ended September 30, 2015.  Net cash provided during the nine months ended September 30, 2015 consisted of additional borrowing under our credit facility.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of September 30, 2016, the contingent liability amounted to $184,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Approximately $371,000 of that amount is in the form of a 10-year loan payable in equal annual installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of September 30, 2016, the remaining loan balance was approximately $102,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2015 until 2019. Operating lease payments for the nine months ended September 30, 2016 were approximately $233,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the nine months ended September 30, 2016.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations were generally subject to a 26.5% corporate tax rate from January 1, 2014 and to a 25% corporate tax rate starting January 1, 2016. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted. We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we have an outstanding $102,000 loan to the Ministry of Production in Italy payable in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro.

Fluctuation in foreign currency exchange rates, such as GBP, Euro or NIS versus the dollar may have an impact on our operating results and financial condition. Exposure relating to these exchange rates is recorded under the financial expenses line item of our consolidated statements of operations. Accordingly, financial expenses may fluctuate significantly from quarter to quarter.

The table below details the balance sheet main currency exposure. The details are provided by currency, as of September 30, 2016 (at fair value):

	Euro		British Pound	USD	NIS	Other	Total
Accounts Receivable	*	%	26%	72%	2%	*	100%
Accounts Payable	10%		29%	51%	10%	*	100%

* Less than 1%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses and negative cash flows from operations in the recent past. We had a net loss of $981,000 in the nine months ended September 30, 2016, and net losses of $2.8 million in the nine months ended September 30, 2015 and a net loss of $6.1 million for the year ended December 31, 2015. Our negative cash flows from operations were $906,000 for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015. As of September 30, 2016, we had cash and cash equivalents of $125,000 compared to cash and cash equivalents of $1.5 million as of December 31, 2015. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary.

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

We had negative operating cash flows of $906,000 for the nine months ended September 30, 2016 and $1.5 million for 2015. We continue to assess our infrastructure costs and reduce workforce and labor costs as they constitute a substantial portion of our costs of revenues, selling and administrative expenses, and research and development expenses.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. For the nine months ended September 30, 2016, our three largest customers accounted for 40.1% of our revenue.  For the nine months ended September 30, 2015, our four largest customers accounted for 62.3% of our revenue.

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

We may experience significant fluctuations in our quarterly and annual results, which makes it difficult to make reliable period-to- period comparisons and may contribute to volatility in the market price of our ordinary shares.

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

The assets listed in our consolidated balance sheet as of September 30, 2016 and December 31, 2015, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present.

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

In addition, the NASDAQ Capital Market continued listing requirements requires us to maintain a minimum bid price of $1.00 per share. During the nine months ended September 30, 2016, the closing bid price of our ordinary shares on the NASDAQ Capital Market has ranged from $1.13 to $1.58 per share.

We cannot assure you that we will be able to, or will choose, to continue to comply with The NASDAQ Capital Market minimum requirements. If we fail to comply with those requirements within the required period, and we shall not be able to take sufficient steps to regain compliance, our shares may be delisted from The NASDAQ Capital Market, which could reduce the liquidity of, and have an adverse effect on the price of, our ordinary shares. We will continue to evaluate the costs and resource demands of being a public company, and consider all available alternatives.

The market price of our ordinary shares has been and may be extremely volatile and our shareholders may not be able to resell the shares at or above the price they paid, or at all.

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market or NASDAQ Capital Market, as applicable during each of the last two years are summarized in the table below:

	Closing Price Per Share
	(in US $)
	High	Low
2014
Fourth Quarter	3.75	3.14
2015
First Quarter	3.46	2.20
Second Quarter	3.10	1.78
Third Quarter	1.91	1.15
Fourth Quarter	2.35	1.39
2016
First Quarter	2.30	2.00
Second Quarter	2.24	1.22
Third Quarter	1.58	1.13

As of November 8, 2016, the market price of our ordinary shares was $1.15. We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of September 30, 2016, we had 18,692,774 ordinary shares outstanding and 530,311 ordinary shares reserved for issuance under our employee equity compensation plans, including shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of September 30, 2016, we also had 500,000 preferred shares outstanding, which are convertible into ordinary shares, and outstanding warrants to purchase 704,919 ordinary shares.

The exercise of options by employees, officers and directors, vesting of restricted stock units granted to employees, officers and directors, exercise of warrants by investors, conversion of preferred shares and conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options, warrants or conversion rights, could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

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

Based on information filed by our four largest shareholders with the Securities and Exchange Commission as of September 30, 2016, our four largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities, Mindus Holdings, Ltd., Prescott Group Capital Management, LLC and affiliated entities, and Lake Union Capital Management, LLC and affiliated entities beneficially owned approximately 30.1%, 28.5%, 22.8% and 10.6%, respectively, of our ordinary shares. Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 92.0% of our ordinary shares as of the date of this Quarterly Report on Form 10-Q (assuming no additional ordinary shares to prevent anti-dilution are issued related to such ordinary shares). As a result, our four largest shareholders are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1(6)	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated August 4, 2016
10.2(6)*	Guaranty Agreement by and between Comerica Bank and ModSys International and MS Modernisation Services UK Ltd dated July 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010 (File No. 333-06208).
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015 (File No. 333-06208).
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009 (File No. 333-06208).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016 (File No. 333-06208).
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014 (File No. 333-06208).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 23, 2016 (File No. 333-06208).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ModSys International Ltd.
(Registrant)

Date: November 14, 2016	/s/ Matt Bell
Matt Bell
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	/s/ Richard Chance
Richard Chance
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009
3.2(2)	Amended Articles of Association
4.1(3)	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009
4.2(2)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.3(4)	Form of Ordinary Shares Purchase Warrant dated December 29, 2015
4.4(3)	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto
4.5(5)	Registration Rights Agreement, dated as of December 1, 2014
4.6(5)	Preemptive Rights Agreement, dated as of December 1, 2014
10.1(6)	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated August 4, 2016
10.2(6)*	Guaranty Agreement by and between Comerica Bank and ModSys International and MS Modernisation Services UK Ltd dated July 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on March 25, 2010 (File No. 333-06208).
(2)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015 (File No. 333-06208).
(3)	Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009 (File No. 333-06208).
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 22, 2016 (File No. 333-06208).
(5)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014 (File No. 333-06208).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 23, 2016 (File No. 333-06208).

