Form 10-K
period 2016-12-31
Modsys International Ltd
filed 2017-03-10
CIK 1029581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number 333-06208

MODSYS INTERNATIONAL LTD.

Israel	Not Applicable
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. ID)
6600 LBJ Freeway, Suite 210 Dallas, TX	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 395-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary shares, NIS 0.04 par value per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $3,092,180 based on the closing sale price as reported on the NASDAQ Capital Market of $1.55.

As of March 8, 2017, there were 19,086,159 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 10, 2017 in connection with the registrant’s 2017 Annual General Meeting of Shareholders (the “2017 Proxy Statement”).

MODSYS INTERNATIONAL LTD.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

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

Customers

We provide our modernization solutions directly to our customers or through our strategic partners, such as Fujitsu, IBM Corporation (IBM), Computer Sciences Corporation (CSC), Hewlett Packard (HP), Transoft and Dell Inc. Additionally, from time to time, other information technology services companies license our technologies for use in modernization projects in various markets. Our partners include system integrators, as well as other software vendors who assist us in increasing our penetration and exposure in the market. We provide solutions to our partners’ customers in collaboration with the system integrator’s team. In most cases, the partners provide related services to the customers. Our arrangements with our partners vary. We may enter into distribution agreements under which we grant license rights to our partners or to the partners’ customers or provide related services, or a combination of both. Alternatively, we may enter into subcontractor relationships with our strategic partners.

A substantial portion of our agreements are in the form of fixed price contracts. We bear risks and uncertainties in these contracts, as we price these contracts based on estimates of future costs, duration of the project, and the impact of potential changes in the scope of the work. We also enter into other types of contracts, including annual maintenance contracts, license agreements, and arrangements on a time and materials basis.

In 2016, Transoft and Intellectual Property Office accounted for 18.1% and 10.3% of our revenue, respectively. In 2015, Dell and IBM accounted for 21.6% and 13.7% of our revenue, respectively

The following table summarizes our revenue by geographic regions based on the location of the end customer for the periods indicated:

	Year ended December 31,
	2016	2015
	(in thousands)
North America	6,306	6,501
Europe	4,387	2,852
Israel	288	454
Total Revenue	$10,981	$9,807

Research and Development

We continue to reinvest in our company through our investment in technology and process improvement. We also invest in a skilled and specialized workforce. In 2016, our investment in research and development amounted to $2.1 million as compared to $1.5 million in 2015. The increase was largely due to the additional research and development cost resulting from developing new platforms for conversions to expand our customer base.

Chief Scientist Grants

We received, through a subsidiary, an aggregate of approximately $300,000 in grants from the Office of the Chief Scientist in the Ministry of Industry, Trade and Labor of the State of Israel (the “OCS”), for the development of PowerText. PowerText is a software solution for automated electronic document mining, management and presentment. Royalties of 3% are payable to the OCS on all sales of PowerText up to 100% of the dollar-linked grant received. The balance of the contingent liability relating to the royalties payable by our subsidiaries to the OCS, at December 31, 2016, amounted to approximately $177,000.

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

The fact that the modernization needs of the market are evolving on a constant basis necessitates that we be capable of tracking and predicting changes in technologies. Anticipating the needs of the information technology modernization market and delivering new solutions that satisfy the emerging needs is a critical success factor.

However, even if we develop modernization solutions that address the evolving needs of the legacy information technology modernization market, we cannot assure that there will be a predictable demand for our offerings. Variables, ranging from the macro-economic climate, to the competitive landscape, and to the perceived need that the enterprise market has for a specific modernization solution, may have an impact of a longer sales cycle or increased pricing pressure.

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

Competition

We face competition for our solution from various entities operating in the market. At the highest level, the legacy information technology modernization market competes with two other approaches that can be employed to evolve the operating capabilities of a business: re-building business systems from scratch or buying a commercially available application package that can be configured to serve the specific needs of a particular business.

Competition in the legacy information technology modernization field is, to a large extent, based upon the functionality of the available technology and personnel expertise. Vendors in this market address the modernization of legacy systems in different ways, and therefore do not always compete directly with others. Many small vendors, those that possess just a few niche modernization technologies or a focused set of skills, are only capable of addressing a small portion of the overall modernization market. Selected few others are able to offer comprehensive suites of integrated solutions and are able to address the broad set of needs encountered by businesses.

Our principal competitors consist of system integrators, offshore outsourcers, and tool vendors, including leading software developers, who provide replacement or modernization of legacy systems. We also face competition from niche tools and solutions companies operating in the enterprise information technology modernization continuum.

In addition, enterprises themselves represent one of the largest categories of competition. For a variety of reasons, many businesses choose to execute legacy information technology modernization projects using their own internal information technology resources. The rationale for a company to attempt to conduct modernization activities using in-house resources varies. Reasons include wanting to justify the existence of available resources, the belief that using internal resources will be quicker or cheaper, and decision makers underestimating the complexity of modernization projects or failing to appreciate the benefits that can result by using experienced personnel and built-for-purpose tools.

Organizational Structure

We run our worldwide operations through several wholly-owned and majority-owned subsidiaries, the significant ones are named below:

Name of Subsidiary	Ownership Interest	Country of Incorporation
Modern Systems Corporation	100.0%	United States
MS Modernisation Services UK, Ltd	100.0%	United Kingdom
Modern Systems LM Italy S.R.L.	100.0%	Italy
BluePhoenix I-ter S.R.L.	100.0%	Italy
Modsys – Modernization Services, S.R.L.	100.0%	Romania
MS Modernization Services Inc.	88.7%	United States

Employees

We had 51 full-time employees and 18 full-time consultants as of December 31, 2016.

Zulu Intercompany Merger

On April 23, 2015, the Company completed the intercompany merger (the “Zulu Intercompany Merger”) of our majority-owned subsidiary (71.83% ownership), Zulu Software, Inc. with and into our wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc.

Company Information

We were incorporated in Israel in 1987 under the name A. Crystal Solutions Ltd. In 1996, we changed our name to Crystal Systems Solutions Ltd. In 2003, we changed our name to BluePhoenix Solutions Ltd. In 2014, we changed our name to ModSys International Ltd. Our registered office is located at P.O. Box 12546, Herzliya, 46733, Israel and our telephone number is: 972-523-555486.  Our headquarters are located at 6600 LBJ Freeway, Suite 210, Dallas, Texas 75240 and our telephone number is (206) 395-4152.

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

Risks Related to Our Business

In the past few years, we have experienced significant losses and negative cash flows from operations. If these trends continue, our business, financial condition and results of operations would be materially adversely affected.

We have incurred significant losses and negative cash flows from operations in the recent past. We had net losses of $13.0 million and $6.1 million in each of the years 2016 and 2015, respectively. Of our net losses, $11.8 million in 2016 and $1.5 million in 2015 relate to the impairment of goodwill and intangibles.  Our negative cash flows from operations were $831,000 in 2016 compared to $1.4 million in 2015. As of December 31, 2016, we had cash and cash equivalents of $410,000 compared to cash and cash equivalents of $1.5 million as of December 31, 2015.  These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future, that additional losses and negative cash flows from operations will not be incurred, that we will be able to improve our liquidity or that we will be able to find alternative financing if necessary. If these trends continue, we would encounter difficulties in funding our operations, which would have a material adverse effect on our business, financial condition, and results of operations.

We have a credit facility that expires February 15, 2019. There is no assurance that this credit facility will be available in the future or that we will be able to obtain financing from other entities.

We currently maintain a credit facility which expires February 15, 2019. If we continue incurring significant losses and negative cash flows, as we have in the recent past, we will be required to extend the term of this credit facility, raise funds or obtain alternative financing in order to finance our operations. We cannot assure you that we will be able to extend the terms of this credit facility or that alternative financing would be available, either from investors or financial institutions. Failure to raise the additional financing will result, or other changes in our financial condition may result, in an event of default under our credit agreement, which could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement.

Our credit facility requires us to comply with covenants regarding achievement of an EBITDA target and our maintenance of certain financial ratios and certain cash balances. In addition, these covenants include restrictions on the operation of our business, including, among other things, our ability to pledge our assets, dispose of assets, issue certain securities, make loans or give guarantees, make certain acquisitions, and engage in mergers or consolidations. Our failure to comply with these covenants and the other terms of our credit facility could cause our lender to declare all obligations immediately due and payable, to reclaim or sell certain of our assets that constitute collateral or to take other remedies set forth in the credit agreement. We cannot assure you that we will be able to maintain our outstanding credit facility or negotiate new credit facilities on favorable terms to us.

In addition, the terms of our credit facility require the guaranty of certain portions of indebtedness by two of our major shareholders, Columbia Pacific Opportunity Fund, LP and Prescott Group Aggressive Small Cap Master Fund. Our ability to maintain our outstanding credit facility depends on these shareholders continuing to guaranty such indebtedness and the financial or other terms of any such guaranty.

If we do not reach agreements with financing institutions or guarantors, when required, we would encounter difficulties in funding our operations. In addition, we cannot assure you that we would be able to raise cash or obtain financing from other third parties, including our shareholders. Our ability to obtain financing, when required, depends in part on the future performance of our business and the condition of the capital markets. Moreover, even if we succeed in negotiating financing arrangements with third parties, we cannot assure you that the terms of such arrangements would be favorable to us or advantageous to our existing shareholders.

Raising money to finance our operations involves, from time to time, issuance of equity securities which may dilute your holdings in our company.

In order to finance our operations, we have raised and may raise additional capital from time to time from our shareholders or other third parties. Our arrangements with any such parties may include the issuance of equity or debt securities or conversion options of loans and interest accrued thereon into equity securities. The issuance of equity securities to investors would dilute your holdings in our company.

Unfavorable changes in economic conditions and decreases in capital expenditures by our customers have had, and could continue to have, a material adverse effect on our business and results of operations.

Our revenue is dependent upon the strength of the worldwide economy. In particular, we depend upon our customers making continuing investments in information technology products, such as those marketed and sold by us. These spending levels are impacted by the worldwide level of demand for enterprise legacy information technology modernization solutions and services. Demand is normally a function of prevailing global or regional economic conditions and is negatively affected by a general economic slow-down as consumers reduce discretionary spending on information technology upgrades.

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

We had negative cash flows from operations in 2016 and 2015, which may continue if we are not successful at increasing our revenue or reducing our expense level.

We had negative operating cash flows of $831,000 in 2016 and $1.4 million in 2015. We continue to assess our infrastructure costs and workforce and labor costs as they constitute a substantial portion of our costs of revenue, selling and administrative expenses, and research and development expenses.

The loss of customers, generally, and in particular the loss of a significant customer or several customers that, together, account for a significant portion of our revenue, could cause a reduction in our revenue and profitability, which in turn could materially adversely affect our business, financial condition, and results of operations.

We do not know if, or for how much longer, our customers will continue to purchase the products and services that we offer. A small number of customers has accounted for a substantial portion of our current and historical net revenue. In 2016, Transoft and Intellectual Property Office accounted for 18.1% and 10.3% of our revenue, respectively. In 2015, Dell and IBM accounted for 21.6% and 13.7% of our revenue, respectively.

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

If we fail to estimate accurately the costs of fixed price contracts, we may incur losses.

We derive a substantial portion of our revenue from engagements on a fixed price basis. We price these commitments based upon estimates of future costs. We bear the risk of faulty estimates and cost overruns in connection with these commitments. Our failure to accurately estimate the resources required for a fixed price project, to accurately anticipate potential wage increases, or to complete our contractual obligations in a manner consistent with the project plan could materially adversely affect our business, operating results, and financial condition.

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

We continue to assess our infrastructure costs and workforce and labor costs as they constitute a substantial portion of our costs of revenue, research and development costs and selling and administrative expenses.

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

The assets listed in our consolidated balance sheet as of December 31, 2015, include, among other things, goodwill valued at approximately $25.8 million. The applicable accounting standards require that goodwill is not amortized, but rather is subject to an annual impairment test, as well as periodic impairment tests if impairment indicators are present. At the end of 2016, the impairment test we performed in the preparation of the consolidated financial statements included with this Annual Report on Form 10-K indicated that the fair value of goodwill was approximately $14.2 million, causing us to record impairment of approximately $11.6 million.

On December 1, 2014, we completed a merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras.” The fair value purchase price allocation from this merger resulted in us recording approximately $5.2 million in technology intangible assets. There were indicators for impairment, therefore we performed an impairment test which indicated that the fair value of these intangible assets at this time was approximately $2.3 million, net of amortization, causing us to record impairment of approximately $182,000 in 2016. In 2015 the impairment was approximately $1.5 million.

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

In order to achieve our objectives, we hire from software, administrative, operational, sales, and technical support personnel. The process of attracting, training, and successfully integrating qualified personnel can be lengthy and expensive. We may not be able to compete effectively for the personnel we need. Such a failure could have a material adverse effect on our business and operating results.

If we continue to reduce the number of employees, we may cause undesirable consequences and our operating results may be harmed.

During 2016, we continued to reduce our headcount. The continued reduction in the number of employees may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

Our competitors include:

●	small vendors who provide specific solutions for a particular area of modernization, such as Anubex, Migrationware, HTWC, Fresche Legacy, Innowake, Software Mining and MSS International;
●	large system integrators such as IBM, NTT Data, HP, Accenture, Cognizant and Capgemini, some of whom we also partner with;
●	independent software vendors such as Rocket Software, Micro Focus and Metaware; and
●	Indian system integrators such as TCS, WIPRO, Infosys and Patni.

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

Since we operate in several countries, we are impacted by inflation, deflation, devaluation and fluctuation of various currencies. We enter into transactions with customers and suppliers in local currencies, while the reporting currency of our consolidated financial statements and the functional currency of our business is the U.S. dollar. Fluctuations in foreign currency exchange rates in countries where we operate can adversely affect the reflection of these activities in our consolidated financial. In addition, fluctuations in the value of our non-dollar revenue, costs, and expenses measured in dollars could materially affect our results of operations, and our balance sheet reflects non-dollar denominated assets and liabilities, which can be adversely affected by fluctuations in the currency exchange rates.

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

On March 8, 2017, we received a notice from the Listing Qualifications Department of NASDAQ stating that the closing bid price for our ordinary shares for the last 30 consecutive days did not satisfy the minimum $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2). There is a 180-day compliance period during which we can regain compliance. If at any time during this 180-day period, the closing bid price of our ordinary shares is at least $1.00 for a minimum of ten consecutive business days, we will regain compliance. This notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our ordinary shares on NASDAQ.

To regain compliance, the closing bid price of our ordinary shares must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day grace period. If our ordinary shares do not regain compliance with the minimum bid price rule during this grace period, we will be eligible for an additional grace period provided that we satisfy NASDAQ’s initial listing standards for listing on the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the delinquency during the second grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, NASDAQ will provide written notice that our ordinary shares are subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.

We have received additional notifications from NASDAQ in the past regarding noncompliance with other listing requirements, including the requirement to hold an annual meeting, maintaining a minimum required public float and board governance requirements.

We cannot assure you that we will be able to continue to comply with the minimum bid price or any other of the NASDAQ Capital Market minimum requirements. If we fail to comply with those requirements, and we shall not be able to take sufficient steps to regain compliance, our shares may be delisted from the NASDAQ Capital Market, which could reduce the liquidity of, and have an adverse effect on the price of, our ordinary shares. We will continue to evaluate the costs and resource demands of being a public company and consider all available alternatives.

The market price of our ordinary shares has been and may be extremely volatile and our shareholders may not be able to resell the shares at or above the price they paid, or at all.

During the past years, the closing price of our ordinary shares experienced price and volume fluctuations. The high and low closing prices of our ordinary shares traded on the NASDAQ Global Market or the NASDAQ Capital Market, as applicable, during each of the last two years are summarized in the table below:

	High	Low
2016	2.30	0.73
2015	3.46	1.15

As of March 1, 2017, the closing price of our ordinary shares was $0.94.  We cannot assure you that the market price of our ordinary shares will return to previous levels. The market price of our ordinary shares may continue to fluctuate substantially due to a variety of factors, including:

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

As of December 31, 2016, we had 19,086,159 ordinary shares outstanding and 985,037 ordinary shares reserved for issuance under our employee equity compensation plans, including 552,778 shares reserved for issuance upon the exercise of outstanding employee options, warrants and unvested restricted stock units. As of December 31, 2016, we also had 540,000 preferred shares outstanding, which are convertible into ordinary shares, and outstanding warrants to purchase 704,919 ordinary shares. In addition, we have approved the issuance of additional warrants to purchase an aggregate of 1,555,258 ordinary shares at a purchase price of $0.01 per share, subject to shareholder approval at our 2017 Annual General Meeting of Shareholders.

The exercise of options by employees, officers and directors, vesting of restricted stock units granted to employees, officers and directors, exercise of warrants by investors, conversion of preferred shares and conversion of loans to equity would dilute the ownership interests of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon exercise of options, warrants or conversion rights could adversely affect the market price of our ordinary shares. If a large number of our ordinary shares is sold in a short period, the price of our ordinary shares would likely decrease.

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

Based on information filed by our three largest shareholders with the Securities and Exchange Commission as of December 31, 2016, our three largest shareholders, Columbia Pacific Opportunity Fund, LP and affiliated entities; Mindus Holdings, LTD; and Prescott Group Capital Management, LLC and affiliated entities beneficially owned approximately 41.2%, 28.1%, and 24.9%, respectively, of our outstanding ordinary shares, preferred shares and warrants combined.  Based on this information, we estimate that these shareholders, in the aggregate, beneficially own approximately 94.2% of our outstanding ordinary shares, preferred shares and warrants combined. As a result, our three largest shareholders, although unaffiliated with one another and even though not acting together, are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We, together with our subsidiaries and affiliates, currently occupy approximately 14,474 square feet of office space. The aggregate annual rent we paid for our facilities in 2016 was $252,000. The following table presents certain information about our current facilities and the terms of lease of these facilities.

Country and State	City	Sq. Feet	Expiration	Annual rental fees in 2016 (*) in thousands $
Israel	Herzliya	129	December 2016	$9
Romania	Bucharest	2,970	September 2021	62
USA, Washington	Seattle	898	November 2017	39
USA, North Carolina	Charlotte	1,200	July 2016	7
USA, Texas	Dallas	9,277	March 2019	135
Total		14,474		$252

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares, par value NIS 0.04 per share, began trading on the NASDAQ Global Market on January 31, 1997, under the symbol “BPHX.” In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.” In January 2016, our listing was transferred to the NASDAQ Capital Market.

Price Range of Our Ordinary Shares

The following table sets forth the reported high and low sales prices of our ordinary shares for each quarter of the two most recent years, as quoted on the NASDAQ Global Market and the NASDAQ Capital Market:

	Sales Price
	Per Share
	In US$
	High	Low
2015
First Quarter	3.50	2.10
Second Quarter	3.15	1.78
Third Quarter	2.00	1.15
Fourth Quarter	2.37	1.25
2016
First Quarter	2.43	1.88
Second Quarter	2.25	0.84
Third Quarter	1.60	1.00
Fourth Quarter	1.40	0.63

Holders of Record

As of March 1, 2017, there were approximately ten holders of record of our ordinary shares. This figure does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

On December 29, 2016 we issued 40,000 preferred shares as a dividend in accordance with the rights, preferences and privileges of the preferred shares issued in a 2015 private placement. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, subject to adjustment for stock splits, combinations, recapitalizations and the like.

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

Overview

We engage in the information technology modernization solutions business and provide professional services and translation software. ModSys International Ltd. (together with its subsidiaries, the “Company” or “we”) is an Israeli corporation, which operates in one operating segment of information technology modernization solutions.

We develop and market enterprise legacy migration solutions and provides tools and professional services to international markets through several entities including wholly-owned and majority-owned subsidiaries located in: the United States, the United Kingdom, Italy, Romania and Israel.  These technologies and services allow business to migrate from their legacy mainframe and distributed information technology infrastructures to modern environments and programming languages.

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

Recent Equity Transactions

On November 25, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Columbia Pacific Opportunity Fund, LP, Prescott Group Aggressive Small Cap Master Fund and Mindus Holdings, Ltd. (the “Investors”), providing for the issuance in a private placement to the Investors thereunder an aggregate amount of (1) 500,000 preferred shares and (2) warrants to purchase an aggregate of 250,000 ordinary shares of the Company. These warrants have an exercise price of $0.01 per share, and may be exercised in whole or part at any time for two years after issuance. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, subject to adjustment for stock splits, combinations, recapitalizations and the like. The preferred shares are convertible into the Company’s ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share. The fair value of the preferred shares was determined to be $2,688,375 as of December 31, 2015, and the fair value of the warrants was determined to be $540,528 as of December 31, 2015. The purchase price of $1,000,000 was prorated between the preferred shares and warrants based on their respective fair values.

We followed the guidance in ASC 480-10-25 and the whole instrument analysis approach when analyzing if the preferred shares are more akin to debt or to equity and concluded that the preferred shares are more akin to equity. We followed the guidance in ASC 815 and concluded that the conversion feature should not be separated and accounted for the transaction as an embedded derivative.

The beneficial conversion feature (“BCF”) from the issuance of the convertible preferred shares resulted in $332,000 being recorded in our shareholders’ equity as a reduction of the retained earnings and an increase to preferred shares.

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

On December 29, 2015, our shareholders also approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants vested on issuance while the remaining 50% vested on February 24, 2016. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for our ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants vested on issuance while the remaining 50% vested on February 24, 2016. The fair value of these warrants was determined to be $982,625 as of December 31, 2015 and is considered an expense of the financing.

On December 29, 2016, the Company entered into a Share Purchase Agreement with Prescott Group Aggressive Small Cap Master Fund (Prescott), providing for the issuance to Prescott in a private placement of 378,788 ordinary shares at a purchase price of $0.66 per ordinary share, for total proceeds to the Company of $250,000. The issuance and sale of the shares occurred on December 29, 2016.

Also on December 29, 2016, we issued an additional 40,000 preferred shares as a dividend in kind to the holders of such preferred shares, namely, Columbia Pacific Opportunity Fund, Prescott Group Aggressive Small Cap Master Fund an Mindus Holdings, as required pursuant to the rights, preferences and privileges of the preferred shares issued in a 2015 private placement. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, subject to adjustment for stock splits, combinations, recapitalizations and the like.

On February 14, 2017, we entered into two Share Purchase Agreements with Columbia Pacific Opportunity Fund, LP, providing for the issuance of ordinary shares in a private placement.

The first Share Purchase Agreement (“First Agreement”) is for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting to an aggregate purchase price of US $500,000. The closing of the First Agreement will take place on April 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions.

In addition, we entered in to a second Share Purchase Agreement (“Second Agreement”) for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting to an aggregate purchase price of US $500,000. In the event that the volume weighted average price of the ordinary shares for the thirty days prior to July 1, 2017, as reported by Bloomberg Financial L.P. (“VWAP”) is lower than $0.66, then the price per share shall be equal to the higher of (i) the VWAP and (ii) $0.50, and the number of shares shall be adjusted to equal the purchase price divided by the adjusted price per share. The closing of the Second Agreement will take place on July 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions.

Other Recent Developments

On January 2, 2017 we entered in to an employment agreement with Brandon Edenfield to become our Chief Executive Officer and President, effective immediately. Mr. Edenfield’s employment agreement is subject to shareholder approval.

On February 15, 2017, Modern Systems Corporation and MS Modernization Services Inc., wholly owned subsidiary and majority-owned subsidiaries, respectively, entered into a Seventh Amendment (the “Amendment”) to the existing loan and security agreement (the “Existing Agreement”) with Comerica Bank dated October 2, 2013, as previously amended, to: (i) increase the amount of credit available on the non-formula line to $3.0 million; (ii) extend the maturity date of the non-formula revolving line and revolving line to February 15, 2019; (iii) amend the EBITDA covenant requirements; (iv) decrease the revolving line amount of credit available to $1.0 million from $1.5 million; and (iv) amend the definition of a new equity event, described below.

In connection with the increased line of credit from $2.0 million to $3.0 million described above as part of the Amendment, we agreed to issue warrants to purchase 378,788 ordinary shares to Prescott Group Aggressive Small Cap Master Fund in exchange for extending a guaranty for 2017. In addition, we agreed to issue warrants to purchase 735,294 ordinary shares to Columbia Pacific Opportunity Fund, LP and 441,176 ordinary shares to Prescott Group Aggressive Small Cap Master Fund in exchange for the guaranty of the Existing Agreement for 2016 and 2017. Each of the warrants has an exercise price of $0.01 per share and has a three-year term from the date of grant. The issuance of the warrants is contingent upon approval of the Company’s shareholders.

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

We present revenue from products and revenue from services in separate line items.  The product revenue line item includes revenue generated from stand-alone software products. In the services revenue line item, we include revenue generated from maintenance and consulting fees and revenue accounted for pursuant to ASC 605-35-25. Tax collected from customers and remitted to government authorities (including VAT) are presented in the income statement on a net basis.

Revenue derived from direct software license agreements are recognized in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable, and persuasive evidence of an arrangement exists.

Long-term contracts accounted for pursuant to FASB ASC Topic 605-35-25 are contracts in which we sell our software framework, on which material modifications, developments and customizations are performed, to provide the customer with a new and modern information technology application with enhanced capabilities that were unavailable in its former legacy system. The services are essential to the functionality of the software and to its compliance with customers’ needs and specifications. Under this method, estimated revenue is generally accrued based on costs incurred to date, as a percentage of total updated estimated costs. Changes in our estimates may affect the recognition of our long-term contract revenue. We recognize contract losses, if any, in the period in which they first become evident. Some of our contracts include client acceptance clauses. In these contracts, we follow the guidance of ASC 985-605-55 and ASC Topic 605. In determining whether revenue can be recognized, when an acceptance clause exists, we consider our history with similar arrangements, the customer’s involvement in the negotiation process, and the existence of other service providers and the payment terms. There are no rights of return, price protection or similar contingencies in our contracts.

We recognize revenue from consulting fees based on the number of hours performed. Revenue from maintenance services are recognized ratably over the term of the maintenance period.

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

We have one operating segment and one reporting unit related to overall information technology modernization. We utilize a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit. If the net book value of the reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of our assets and liabilities in a manner similar to an acquisition cost allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any. Generally, we determine the fair value of a reporting unit using the market approach which is based on the market capitalization by using our share price in the NASDAQ Capital Market and an appropriate control premium. As of December 31, 2016, after a 3-month period where our market capitalization was significantly lower than the net book value of the reporting, we performed an analysis of an appropriate control premium which was found as immaterial. In establishing the appropriate market capitalization, we looked at the 10 days preceding the date that the annual impairment test is performed (the comparison period). There was a high volatility in the price and volumes of our share during the comparison period (between $0.63-$1.17). Around 40% of the trading volume in those 10 days was executed at a price per share within the range of $0.65-$0.69. During the comparison period and after the date that the annual impairment test was performed we engaged in a share purchase agreement at a price per share of $0.66. In order to calculate our market capitalization, we used the price per share of $0.66. Since there was a high volatility in our price per share we corroborated the fair value by performing a discounted cash flows evaluation which resulted in an amount not materially different from the market capitalization. Following the results of the step one test, we continued to the second step which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. We determined that the carrying value of goodwill should be impaired and therefore an impairment of $11.6 million was recorded.

On completion of our merger with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras,” the fair value purchase price allocation from this merger resulted in the Company recording approximately $5.2 million in technology intangible assets. We subjected the value of these intangible assets to an annual impairment test as of December 31, 2016 and 2015. In 2016, the impairment test indicated that the fair value of these intangible assets at this time was approximately $2.3 million, net of amortization, causing the Company to record impairment of approximately $182,000. In 2015 the impairment was approximately $1.5 million.

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

Income Taxes

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As of December 31, 2016, there were no unrecognized tax benefits. Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, when it is more likely than not that deferred tax assets will not be realized in the foreseeable future. In calculating our deferred taxes, we are taking into account various estimations, which are examined and if necessary adjusted on a quarterly basis, regarding our future utilization of future carry forward losses.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, principal versus agent considerations and other narrow technical corrections.

The new revenue standard (and its related amendments) are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted for reporting periods (interim and annual) beginning after December 15, 2016. The standard permits two methods of adoption: retrospectively to each reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We expect to adopt the standard in the first quarter of 2018 under the modified retrospective transition method. Based on the analysis conducted to date, we do not believe the adoption of the standard will have a material impact on our consolidated financial statements. However, we have a few contracts that are comprised of a license agreement and related maintenance support, which are currently immaterial. Other similar contracts might be material in future periods, therefore, we are still assessing the potential impact of these contracts.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. The new standard had no effect on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2018 with early adoption permitted. The amendments must be adopted using a modified retrospective approach. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2016.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13. This update replaces the incurred loss impairment methodology in current U.S. GAAP for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the guidance requires to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2019. Early adoption is permitted as of reporting periods beginning after December 15, 2018, including in interim periods. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017. Early adoption is permitted. The amendments will be applied retrospectively to each period presented. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18. This updates provides guidance on the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017 with early adoption permitted. The amendments will be applied retrospectively to each period presented. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

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

Operating Results

The following table presents the percentage change of certain items from our consolidated statement of operations for fiscal years ending December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	% change
	(in thousands, except per share data)
Revenue:
Services	$9,212	$8,516	8.2%
Products	1,769	1,291	37.0%
Total revenue	10,981	9,807	12.0%
Cost of revenue	4,857	6,033	(19.5)%
Gross profit	6,124	3,774	62.3%
Research and development costs	2,053	1,495	37.3%
Selling, general, and administrative expenses	4,263	4,851	(12.1)%
Amortization of intangible assets	632	946	(33.2)%
Impairment of intangible assets	182	1,466	(87.6)%
Impairment of goodwill	11,646	-	100.0%
Total operating expenses	18,776	8,758	114.4%
Operating loss	(12,652)	(4,984)	153.9%
Financial expenses, net	312	1,117	(72.1)%
Loss before taxes on income	(12,964)	(6,101)	112.5%
Taxes on income	22	41	(46.3)%
Net loss	(12,986)	(6,142)	111.4%
Less: Net loss attributable to non-controlling interest	(806)	(328)	145.7%
Net loss attributable to ModSys International Ltd. shareholders	$(12,180)	$(5,814)	109.5%

Years Ended December 31, 2016 and 2015

Revenue.

We currently concentrate our resources on providing legacy modernization solutions and services. Most of our revenue is generated from fixed price projects, consulting services, licensing fees, and long-term maintenance contracts.

Revenue was $10.98 million in 2016 when compared to $9.81 million in 2015, a 12% increase. This increase is primarily attributable to the increase in fixed price projects and license fees in 2016.

Revenue generated from fixed price projects was $6.7 million in 2016 and $6.1 million in 2015 resulting in a year-over-year increase of 10.0%. This increase is primarily attributable to an increase in the average contract size for fixed price projects in 2016.

Revenue generated from our licensing fees was $1.77 million in 2016, compared to $1.29 million in 2015. The increase in revenue generated from our license fees of 37% is attributed to the sale of a license and software product to a customer in North America.

 Revenue generated from our consulting services was $1.85 million in 2016, compared to $1.79 million in 2015 for an increase of 3.4%. The increase for the year is attributed to an increase in the average contract amount for consulting agreements.

Revenue generated from our long-term maintenance contract services was $633,000 in 2016, compared to $546,000 in 2015 resulting in a 16% increase. The increase in long-term maintenance contracts is attributable to the increased number of customers with maintenance contracts.

Cost of revenue.

Cost of revenue consists of salaries of our employees and compensation paid to our independent subcontractors on our implementation team, as well as other direct costs. Cost of revenue was $4.9 million in 2016, compared to $6.0 million in 2015, a decrease of 19.5%.  This decrease in the amount of cost of revenue resulted primarily from decreased salaries and subcontractor compensation paid in 2016.

Gross profit.

Gross profit in 2016 was $6.1 million, a 62.3% increase from $3.8 million in 2015. This increase is due to an increase in revenue, as well as a shift in the mix of revenue to fixed-price projects and license revenue from maintenance contracts and consulting services, which typically have a higher profit margin.

Research and development costs.

Research and development costs consist of salaries and consulting fees that we pay to professionals engaged in the development of new software and related methodologies. Our research and development costs are allocated among our suite of modernization solutions and are charged to operations as incurred. Research and development costs in 2016 were $2.1 million compared to $1.5 million in 2015, an increase of 37.3%. The increase is attributed to the continued development of software to better serve our customers and expand our customer base with more solutions.

Selling, general, and administrative expenses.

Selling, general, and administrative expenses consist primarily of wages and related expenses, travel expenses, sales commissions, selling expenses, marketing and advertising expenses, rent, insurance, utilities, professional fees and depreciation. Selling, general, and administrative expenses in 2016 were $4.3 million compared to $4.9 million in 2015, a decrease of 12.1%. The decrease for the year is attributable to reduced expenses in salaries of $700,000 due to reduced headcount, offset by an increase of $110,000 in computer and software expenses and $71,000 in depreciation.

Amortization of intangible assets.

The amortization of intangible assets acquired from the merger with MS Modernization Services, Inc. was $632,000 and $946,000 in 2016 and 2015, respectively. The decrease in amortization expense is due to the full amortization of backlog in 2015 in an amount of $345,000.

Impairment of goodwill.

The impairment of intangible assets and goodwill is made up of the difference in the valuation of the goodwill with the amount recorded on the books. In 2016, the fair value of goodwill resulted in impairment of $11.6 million.

Impairment of intangible assets.

The impairment of intangible assets is made up of the difference in the valuation of the Ateras technology with the amount recorded on the books. In 2016, the fair value of the technology resulted in impairment of $182,000, while in 2015 the technology impairment resulted in an expense of $1.5 million.

Financial expenses, net.

Financial expenses include interest paid on a loan extended by a third party, expenses related to the change in value of the warrants previously issued by us, which we record as a derivative expense from fluctuations in foreign currency exchange rate and expenses associated with financing activities.  Our financial expense in 2016 was $312,000, compared to $1.1 million in 2015. The amount in 2015 included financing costs of $983,000 due to the issuance of warrants.

Taxes on income.

In 2016, we had income tax expense of $22,000 compared to $41,000 in 2015, a 46% difference. The tax expense in 2016 is comprised of $13,000 current tax expense and $9,000 deferred tax related to previous years.

Net result attributable to non-controlling interest.

Net results attributable to non-controlling interest represent the minority interest share in the net results of MS Modernization Services, Inc. following the intercompany merger of Zulu Software Inc. into MS Modernization Services, Inc. Net results attributable to non-controlling interest in 2016 was a loss of $806,000 compared to a loss of $328,000 in 2015. The 2016 loss was driven principally from the minority interest share in the impairment of the technology and goodwill.

Liquidity and Capital Resources

Capital Markets

Since 1997, we have consummated various public and private equity and debt offerings.

While we have successfully raised financing in the past in both the public and private capital markets, there can be no assurances that we will continue to have access to these markets in the future. We have reported multiple year-over-year net losses that have resulted in negative cash flows. We cannot be certain that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our shareholders and negatively impact our operating results. If we raise additional funds through the issuance of our ordinary shares or securities convertible into or exchangeable into our ordinary shares, the percentage ownership of our then-existing shareholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of our existing ordinary and preferred shares. We believe that we have sufficient capital resources to support operations for the next twelve months from the date of this Annual Report.

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $410,000 and working capital of $28,000. As of December 31, 2015, we had cash and cash equivalents of $1.5 million and negative working capital of $2.0 million. The working capital increased primarily due to $2.0 million of debt being moved from current to long-term liabilities as a result of the extended maturity of the line.

Net cash used in operating activities during 2016 was $831,000 compared to $1.4 million during 2015. The change is largely due to the increase in trade receivables of $286,000 and the decrease in other current liabilities and deferred revenue of $657,000.

Net cash used in investing activities was $271,00 in 2016 compared to $7,000 in 2015. The increase in 2016 is primarily due to the requirement to classify $250,000 as restricted cash in 2016 as a result of an amendment to our loan agreement.

Net cash provided in financing activities was $33,000 in 2016 compared to $2.4 million in 2015. In 2016 we consummated a private placement of 378,788 shares of ordinary shares for $250,000 compared to the issuance of 500,000 shares of preferred stock and 250,000 warrants for ordinary shares for $1.0 million in 2015. We also advanced $100,000 on our short term debt in 2016 compared to $1.5 million in 2015.

Credit Facility

On May 11, 2015, we entered into the Fourth Amendment to Loan and Security Agreement to our existing loan agreement with Comerica Bank to: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015; and (iii) increasing the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by this Amendment.

On March 16, 2016 , we entered into the Fifth Amendment to the existing loan agreement with Comerica Bank to: (i) waive the liquidity covenant violations of September and December 2015; (ii) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2017; (iii) amend the definition of eligible accounts receivable; (iv) waive the equity event of $2.5 million on or before December 31, 2015; (v) add a new six month rolling EBITDA covenant and (vi) limit the amount of cash transfer to ModSys International Ltd.. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

On August 4, 2016, we entered into the Sixth Amendment to the existing loan agreement with Comerica Bank to: (i) extend the maturity date of the non-formula revolving line and the revolving line to July 1, 2018; (ii) amend the EBITDA covenant requirements; and (iii) change the definition of liquidity to include a requirement to have a minimum balance of cash in Comerica Bank of $250,000 at the end of each month. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

On February 15, 2017, we entered into the Seventh Amendment to the existing loan agreement with Comerica Bank to: (i) increase the amount of credit available on the non-formula line to $3.0 million; (ii) extend the maturity date of the non-formula revolving line and revolving line to February 15, 2019; (iii) amend the EBITDA covenant requirements; (iv) decrease the revolving line amount of credit available to $1.0 million from $1.5 million; and (iv) amend the definition of a new equity event. The remaining substantive provisions of the credit facility were not materially changed by this Amendment.

As of December 31, 2016, we had borrowed $2.0 million against our non-formula revolving line and $533,000 against the revolving line with a total available of $1.5 million.

Proposed Equity Financings

On February 14, 2017, we entered into two Share Purchase Agreements with Columbia Pacific Opportunity Fund, LP, providing for the issuance of ordinary shares in a private placement.

The first Share Purchase Agreement (“First Agreement”) is for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting to an aggregate purchase price of US $500,000. The closing of the First Agreement will take place on April 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions.

In addition, we entered in to a second Share Purchase Agreement (“Second Agreement”) for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting to an aggregate purchase price of US $500,000. In the event that the volume weighted average price of the ordinary shares for the thirty days prior to July 1, 2017, as reported by Bloomberg Financial L.P. (“VWAP”) is lower than the $0.66, then the price per share shall be equal to the higher of (i) the VWAP and (ii) $0.50, and the number of shares shall be adjusted to equal the purchase price divided by the adjusted price per share. The closing of the Second Agreement will take place on July 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions.

Capital Expenditures

Investment in property and equipment required to support our software development activities was comprised mainly of the purchase of computers and peripheral equipment.  This investment amounted to $21,000 in 2016 and $11,000 in 2015.

Treasury Shares

Since January 1, 2014, we have not repurchased any of our shares. As of December 31, 2016, we had repurchased an aggregate of 592,810 of our ordinary shares under our buy-back programs, for an aggregate of approximately $15.2 million. Some of the repurchased shares were allotted to employees and consultants in connection with the exercise of options and vesting of RSUs under our option and award plans. Under the Israeli Companies Law 5759-1999 (the “Israeli Companies Law”), the repurchased shares held by us do not confer upon their holder any rights. The first buy-back program adopted in May 1998 enables us to purchase our shares, utilizing up to $5 million. Under the second buy-back program adopted in September 1998, and amended in May 1999, we may purchase, up to an additional 500,000 ordinary shares. We do not currently intend to make any additional repurchases under these two buy-back programs.

Contractual Commitments and Guarantees

Chief Scientist

One of our subsidiaries has entered into an agreement with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 3% on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2016, the contingent liability amounted to $177,000.

Ministry of Production in Italy

During 2007, our subsidiary, Blue Phoenix I-ter S.R.L. (I-ter), received an amount of $585,000 from the Ministry of Production in Italy under a plan called Easy4Plan. Of the funds received, 36.5% constitute a grant, and the remaining 63.5%, is a 10-year loan payable in equal in installments until September 2018. The loan bears an annual interest of 0.87% and is linked to the euro. As of December 31, 2016, the remaining loan balance was approximately $64,000. Our subsidiary’s operations have been reduced significantly, and if this trend continues, the Ministry of Production in Italy may require the immediate repayment of the full outstanding loan amount. We do not currently anticipate this occurrence.

Operating Leases

We are committed under operating leases for rental of office facilities, vehicles, and other equipment for the years 2016 until 2021. Annual rental fees paid in 2016 were approximately $319,000.

Indemnification of Office Holders

We entered into an undertaking to indemnify our office holders in specified limited categories of events and in specified amounts, subject to certain limitations.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in the fiscal year ended December 31, 2016.

Effective Corporate Tax Rates

Under Israeli law, Israeli corporations were generally subject to a 26.5% corporate tax rate from January 1, 2015 and to a 25% corporate tax rate starting January 1, 2016. An Israeli company that is subject to Israeli taxes on the income of its non-Israeli subsidiaries will receive a credit for income taxes paid by the subsidiary in its country of residence, subject to certain conditions. Israeli tax payers are also subject to tax on income from a controlled foreign corporation, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary, if such subsidiary’s primary source of income is a passive income (such as interest, dividends, royalties, rental income, or capital gains).

Our international operations are taxed at the local effective corporate tax rate in the countries where our activities are conducted.  We have significant amounts of carry forward losses, including at Modern Systems Corporation from which our headquarters operates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Rules 13(a)-15(e) of the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 8, 2017, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market, or NASDAQ, stating that the closing bid price for our ordinary shares for the last 30 consecutive days did not satisfy the minimum $1.00 per share, as required by NASDAQ Listing Rule 5550(a)(2). There is a 180-day compliance period during which we can regain compliance. If at any time during this 180-day period, the closing bid price of our ordinary shares is at least $1.00 for a minimum of ten consecutive business days, we will regain compliance. This notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our ordinary shares on NASDAQ.

To regain compliance, the closing bid price of our ordinary shares must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-day grace period. If our ordinary shares do not regain compliance with the minimum bid price rule during this grace period, we will be eligible for an additional grace period provided that we satisfy NASDAQ’s initial listing standards for listing on the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the delinquency during the second grace period. If we do not regain compliance during the initial grace period and are not eligible for an additional grace period, NASDAQ will provide written notice that our ordinary shares are subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(1)       The information required by this Item concerning our executive officers and our directors and nominees for director will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)       The information required by this Item concerning our code of conduct will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(3)       The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be either included an amendment to this Annual Report on Form 10-K or found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Director Compensation”, “Executive Compensation,” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(1)        The information required by this Item with respect to security ownership of certain beneficial owners and management will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)       The information required by this Item with respect to securities authorized for issuance under our equity compensation plans will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1)       The information required by this Item concerning related party transactions will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Transactions with Related Persons” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2)       The information required by this Item concerning director independence will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance— Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 11—Re-Appointment of Independent Auditor” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.    Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    Exhibits:

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 10, 2017.

MODSYS INTERNATIONAL LTD.

By:	/s/ Brandon Edenfield
Name:	Brandon Edenfield
Title:	Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brandon Edenfield and Richard Chance, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

Principal Executive Officer:

/s/ Brandon Edenfield	Chief Executive Officer	March 10, 2017
Brandon Edenfield

Principal Financial Officer and Principal
Accounting Officer:

/s/ Richard Chance	Chief Financial Officer	March 10, 2017
Richard Chance

Directors:

/s/ Scott Miller	Chairman of the Board of Directors	March 10, 2017
Scott Miller

/s/ Carla Corkern	Director	March 10, 2017
Carla Corkern

/s/ Regina O’Connor	Director	March 10, 2017
Regina O’Connor

/s/ Syver Norderhaug	Director	March 10, 2017
Syver Norderhaug

Authorized Representative in the United States:

MODSYS INTERNATIONAL LTD.

By:	/s/ Richard Chance
Richard Chance
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1	English translation of the Memorandum of Association as amended on July 23, 2003 and December 30, 2009 (1)
3.2	Amended Articles of Association (2)
4.1	Form of Ordinary Shares Purchase Warrant dated as of October 12, 2009 (3)
4.2	Form of Ordinary Shares Purchase Warrant dated December 29, 2015 (2)
4.3	Form of Ordinary Shares Purchase Warrant dated December 29, 2015 (2)
4.4	Registration Rights Agreement dated as of October 12, 2009, among the Registrant and the purchasers signatory thereto (3)
4.5	Registration Rights Agreement, dated as of March 19, 2012 (6)
4.6	Registration Rights Agreement, dated as of December 1, 2014 (4)
4.7	Preemptive Rights Agreement, dated as of December 1, 2014 (4)
10.1	Securities Purchase Agreement dated as of November 25, 2015, by and among Registrant and Columbia Pacific Opportunity Fund, Prescott Group Aggressive Small Cap Master Fund, G.P. and Mindus Holdings, Ltd. (2)
10.2+	Form of Indemnification Letter as approved by the shareholders on December 20, 2011 between the Registrant and its office holders (5)
10.3+	BluePhoenix 2003 Employee Share Option Plan (previously known as the Crystal 1996 Employee Share Option Plan), as amended on January 28, 1997, December 5, 1999, December 18, 2000, December 26, 2000, August 6, 2003, December 30, 2004, February 21, 2010 and November 6, 2012 (6)
10.4+	The 2007 Award Plan adopted by the Registrant on July 8, 2007, as amended on July 24, 2011 and on April 9, 2012 (5)
10.5	Shares Purchase Agreement dated as of December 29, 2016, by and among Registrant and Prescott Group Aggressive Small Cap Master Fund, G.P. (17)
10.6	Loan and Security Agreement, dated as of October 2, 2013 by and between Comerica Bank and the Registrant (7)
10.7	First Amendment to Loan and Security Agreement, Joinder and Modification to Loan Documents by and between Comerica Bank and the Registrant, dated September 25, 2014 (8)

Number	Exhibit Title
10.8	Omnibus Modification to Loan Documents and Consent by and between Comerica Bank and the Registrant, dated January 8, 2015 (9)
10.9	Third Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated May 1, 2015 (9)
10.10	Fourth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated May 11, 2015 (9)
10.11	Fifth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated March 17, 2016 (10)
10.12	Sixth Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated August 4, 2016 (16)
10.13	Seventh Amendment to Loan and Security Agreement by and between Comerica Bank and the Registrant, dated February 17, 2017 (18)
10.14*	Guaranty Agreement by and between Comerica Bank and ModSys International and MS Modernisation Services UK Ltd dated July 1, 2016 (14)
10.15+	Employment Contract by and between the Registrant and Matt Bell, dated October 1, 2015 (11)
10.16+	Employment Agreement by and between the Registrant and Rick Rinaldo, dated September 15, 2013 (11)
10.17+	Transition Agreement by and between the Registrant and Rick Rinaldo, dated January 15, 2016 (12)
10.18+	Employment Agreement by and between the Registrant and Richard Chance, dated March 28, 2016 (15)
10.19+	Transition Agreement by and between the Registrant and Matt Bell, dated June 20, 2016 (14)
21.1	List of Subsidiaries
24.1	Powers of Attorney (included in the signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Schema Linkbase File
101.CAL	XBRL Taxonomy Calculation Linkbase File
101.DEF	XBRL Taxonomy Definition Linkbase File
101.LAB	XBRL Taxonomy Extension Label Linkbase File
101.PRE	XBRL Taxonomy Presentation Linkbase File

+     Indicates a management contract or compensatory plan.

*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

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

(2) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015.

(3) Incorporated by reference to the Registrant’s Report on Form 6-K filed with the Securities and Exchange Commission on October 13, 2009.

(4) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2014.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 17, 2012.

(6) Incorporated by reference to the Registrant’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on November 27, 2013.

(7) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2014.

(8) Incorporated by reference to the Registrant’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on November 8, 2013.

(9) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2015.

(10) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2016.

(11) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2015.

(12) Incorporated by reference to the Registrant’s Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016.

(13) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2015.

(14) Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2016.

(15) Incorporated by reference to the Registrant’s Report in Form 8-K filed with the Securities and Exchange Commission on March 31, 2016.

(16) Incorporated by reference to the Registrant’s Report in Form 8-K filed with the Securities and Exchange Commission on August 8, 2016.

(17) Incorporated by reference to the Registrant’s Report in Form 8-K filed with the Securities and Exchange Commission on January 4, 2017.

(18) Incorporated by reference to the Registrant’s Report in Form 8-K filed with the Securities and Exchange Commission on February 21, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MODSYS INTERNATIONAL LTD.

We have audited the accompanying consolidated balance sheets of ModSys International Ltd. (the “Company”) and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years’ period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel

March 10, 2017

/s/ Ziv Haft
Ziv Haft
Certified Public Accountants (Isr.) BDO Member Firm

MODSYS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410	$1,479
Restricted cash	254	4
Trade accounts receivable, net (Note 12A1)	2,306	2,020
Other current assets (Note 12A2)	237	120
Total current assets	3,207	3,623

LONG-TERM ASSETS:
Property and equipment, net (Note 4)	33	246
Goodwill (Note 5)	14,157	25,803
Intangible assets, net (Note 6)	2,361	3,175
Total long term assets	16,551	29,224

Total assets	$19,758	$32,847

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term bank credit and others (Note 8B)	$785	$2,736
Accounts payable and accruals:
Trade accounts payable	1,155	1,004
Deferred revenue	324	925
Other current liabilities (Note 12A3)	915	959
Total current liabilities	3,179	5,624

LONG-TERM LIABILITIES:
Accrued severance pay, net (Note 7A)	238	232
Loans from banks and others (Note 8B)	2,022	288
Other non-current liabilities	18	30
Total long-term liabilities	2,278	550

Total liabilities	5,457	6,174

COMMITMENTS AND CONTINGENCIES (Note 9)
Equity (Note 10):
Share capital - Preferred shares of .04 NIS par value (authorized: December 31, 2016 and December 31, 2015 – 1,000,000 shares; shares issued: December 31, 2016 – 540,000 shares and December 31, 2015 – 500,000 shares)	1,247	1,164
Share capital - ordinary shares of NIS 0.04 par value (authorized: December 31, 2016 and 2015 - 25,000,000 shares; shares issued: December 31, 2016 – 19,086,159 and December 31, 2015 – 18,602,041)	173	172
Additional paid-in capital	155,468	154,882
Accumulated other comprehensive loss	(1,537)	(1,537)
Accumulated deficit	(138,028)	(125,765)
Treasury shares – December 31, 2016 and 2015 – 33,239 shares	(1,821)	(1,821)
ModSys International Ltd. Shareholders’ Equity	15,502	27,095
Noncontrolling interest	(1,201)	(422)
Total equity	14,301	26,673
Total liabilities and equity	$19,758	$32,847

MODSYS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
	(in thousands, except per share data)
Revenue:
Services	$9,212	$8,516
Products	1,769	1,291
Total revenue	10,981	9,807
Cost of revenue	4,857	6,033
Gross profit	6,124	3,774
Research and development costs	2,053	1,495
Selling, general, and administrative expenses	4,263	4,851
Amortization of intangible assets	632	946
Impairment of intangible assets	182	1,466
Impairment of goodwill	11,646	-
Total operating expenses	18,776	8,758
Operating loss	(12,652)	(4,984)
Financial expenses, net	312	1,117
Loss before taxes on income	(12,964)	(6,101)
Taxes on income	22	41
Net loss	(12,986)	(6,142)
Less: Net loss attributable to non-controlling interest	(806)	(328)
Net loss attributable to ModSys International Ltd. shareholders	$(12,180)	$(5,814)

Loss per share - basic and diluted:
Attributable to the shareholders	$(0.66)	$(0.32)
Weighted average shares outstanding, basic and diluted	18,658	17,907

F-3

MODSYS INTERNATIONAL LTD.

STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015
	(in thousands)
Net loss	$(12,986)	$(6,142)
Other comprehensive income	-	-
Total comprehensive loss	(12,986)	(6,142)

Comprehensive loss attributable to the non-controlling Interests	(806)	(328)
Comprehensive loss attributable to ModSys International Ltd. shareholders	$(12,180)	$(5,814)

MODSYS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Share capital				Accumulated	Cost of Company	Retained
	Number of ordinary shares	Par value-ordinary shares	Preferred shares	Additional paid-in capital	other comprehensive loss	Shares held by subsidiaries	earnings (Accumulated deficit)	Non controlling interest	Total

Balance at January 1, 2015	17,844,094	170	-	153,208	(1,537)	(1,821)	(119,619)	5	30,406
Net loss	-	-	-	-	-	-	(5,814)	(328)	(6,142)
Intercompany Merger	-	-	-	103	-	-	-	(103)	-
Stock-based compensation (“SBC”)	-	-	-	422	-	-	-	4	426
Issuance of warrants	-	-	-	1,151	-	-	-	-	1,151
Issuance of preferred shares, net	-	-	832	-	-	-	-	-	832
Beneficial conversion feature	-	-	332	-	-	-	(332)	-	-
Issuance of ordinary shares, net	625,000	2	-	(2)	-	-	-	-	-
Issued RSUs for SBC	99,708	*	-	-	-	-	-	-	-
Balance at December 31, 2015	18,568,802	$172	$1,164	$154,882	$(1,537)	$(1,821)	$(125,765)	$(422)	$26,673
Net loss	-	-	-	-	-	-	(12,180)	(806)	(12,986)
Stock-based compensation	-	-		337	-	-	-	27	364
Dividend in kind	-	-	83	-	-	-	(83)	-	-
Issuance of ordinary shares	378,788	1	-	249	-	-	-	-	250
Issued RSUs for SBC	138,569	*	-	*	-	-	-	-	-
Balance at December 31, 2016	19,086,159	$173	$1,247	$155,468	$(1,537)	$(1,821)	$(138,028)	$(1,201)	$14,301

*     Less than $1 thousand.

MODSYS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,986)	$(6,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	1,032
Intangible assets and goodwill impairment	11,828	1,466
Increase in accrued severance pay, net	6	3
Stock–based compensation	364	426
Grant of warrants to shareholders	-	983
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(286)	459
Decrease (increase) in other current assets	(117)	56
Increase (decrease) in trade payables	151	(226)
Increase (decrease) in other liabilities and deferred revenue	(657)	559
Net cash used in operating activities	(831)	(1,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(250)	4
Purchase of property and equipment	(21)	(11)
Net cash used in investing activities	(271)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank credit	100	1,467
Issuance of ordinary shares	250	-
Issuance of preferred shares and warrants	-	1,000
Repayment of long term loan	(317)	(46)
Net cash provided by financing activities	33	2,421

NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUVIALETS	(1,069)	1,030
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,479	449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410	$1,479

Cash paid during the year for:
Interest	$114	$129

Note 1 - Summary of Significant Accounting Policies:

A.	General:

The significant accounting policies, applied on a consistent basis, are as follows:

1. The Company:

ModSys International Ltd. (together with its subsidiaries, the “Company” or “Modern Systems”) is an Israeli corporation, which operates in one operating segment of information technology modernization solutions.

Modern Systems develops and markets enterprise legacy migration solutions and provides tools and professional services to international markets through several entities including wholly-owned or majority-owned subsidiaries located in: the United States, the United Kingdom, Italy, Romania and Israel. These technologies and services allow business to migrate from their legacy mainframe and distributed information technology infrastructures to modern environments and programming languages.

The Company has incurred negative cash from operation and net losses in recent years. The Company currently uses its credit line with Comerica to support its negative cash flow position. Management believes that current cash position is sufficient to support the ongoing operations for the next twelve months from the date of this Annual Report. (See also Note 8A).

2. Accounting Principles:

The consolidated financial statements are prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.

3. Functional Currency:

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“dollar”). In addition, a substantial portion of the Company’s revenue and costs are incurred in dollars. Thus, the functional and reporting currency of the Company is considered to be the dollar. The functional currency of all subsidiaries is the US dollar therefore there is no unrealized gain/loss.

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

E.	Property and Equipment, Net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over their estimated useful lives. Annual rates of depreciation are as follows:

%
Computers and peripheral equipment	20-33 (mainly 33)
Office furniture and equipment	6-15 (mainly 7)
Leasehold improvements	Over the shorter of lease term or the life of the assets
Motor vehicles	15

F.	Impairment of Long-Lived Assets:

The Company evaluates long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow and recognizes an impairment loss when the estimated undiscounted future cash flow expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. For the year ending December 31, 2016, no impairment losses had been identified.

G.	Goodwill and purchased intangible assets:

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

Generally, the company determines the fair value of the reporting unit using the market approach which is based on the market capitalization by using the share price of the Company in the NASDAQ stock market and an appropriate control premium.

As of December 31, 2015, the market capitalization of the Company was significantly higher than the net book value of the reporting unit and therefore there was no need to calculate a control premium or to continue to step 2.

As of December 31, 2016, after a 3-month period where the Company’s market capitalization was significantly lower than the net book value of the reporting unit the Company performed an analysis of an appropriate control premium which was found as immaterial. In establishing the appropriate market capitalization, the Company looked at the 10 days preceding the date that the annual impairment test is performed (the comparison period). There was a high volatility in the price and volumes of the Company’s share during the comparison period (between $0.63-$1.17). Around 40% of the trading volume in those 10 days was executed at a price per share within the range of $0.65-$0.69. During the comparison period and after the date that the annual impairment test was performed the Company engaged in a share purchase agreement at a price per share of $0.66 (see Note 10). In order to calculate its market capitalization, the Company used the price per share of $0.66. Since there was a high volatility in the Company’s price per share we corroborated the fair value by performing a discounted cash flows evaluation which resulted in an amount not materially different from the market capitalization. Following the results of the step one test, the Company continued to the second step which was performed by allocating the reporting unit’s fair value to all of its assets and liabilities, with any residual fair value being allocated to goodwill. The Company determined that the carrying value of goodwill should be impaired and therefore an impairment of $11.6 million was recorded.

Intangible assets that are not considered to have an indefinite useful life are amortized using the straight-line basis over their estimated useful lives of between 10 months to 9 years (for impairment of intangible assets see also Note 1F)

On completion of the Company’s merger on December 1, 2014 with Sophisticated Business Systems, Inc., a Texas corporation doing business as “Ateras,” the fair value purchase price allocation from this acquisition resulted in the Company recording approximately $5.2 million in technology intangible assets. The Company subjected the value of these intangible assets to an annual impairment test as of December 31, 2016. In 2016, the impairment test indicated that the fair value of these intangible assets at this time was approximately $2.3 million, net of amortization, causing the Company to record an impairment of approximately $182 thousand. In 2015, the impairment was approximately $1.5 million.

H.	Research and Development Costs:

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

I.	Stock-based Compensation:

In the past two years, all of the stock-based compensation awards were of restricted stock units (“RSUs”). RSUs are valued based on the market value of the underlying stock at the date of grant since the restriction is imposed during the vesting period. The Company also has a stock option plan. Stock option awards are measured and recognized as compensation expense based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company makes several estimates, including the option’s expected life and the price volatility of the underlying stock.

The Company recognizes the estimated fair value of option-based awards and RSUs, net of estimated forfeitures, as stock-based compensation costs using the accelerated vesting method. For the years ended December 31, 2016 and 2015 the Company recorded stock-based and RSUs compensation costs in the amount of $364 and $426 thousand, respectively. On December 31, 2016, the total unrecognized stock-based and RSUs compensation costs amounted to $396 thousand, and are expected to be recognized over the next 3 years.

J.	Revenue Recognition:

Revenue derived from direct software license agreements are recognized in accordance with FASB ASC Topic 985 “Software” (“ASC 985”), upon delivery of the software, when collection is probable, the license fee is otherwise fixed or determinable and persuasive evidence of an arrangement exists.

The Company recognizes revenue from consulting fees based on the number of hours performed. Revenue from maintenance services are recognized ratably over the term of the maintenance period.

When a project involves significant production, modification, customization of software, or delivery of service, that are essential to the fundamentals of the software, revenue is recognized according to the percentage of completion method in accordance with the provisions of FASB ASC Topic 605-35. Under this method, estimated revenue is generally recognized based on costs incurred to date, as a percentage of total updated estimated costs. The Company recognizes contract losses, if any, in the period in which they first become evident. There are no rights of return, price protection or similar contingencies in the Company’s contracts.

On December 31, 2016, approximately $1.5 million of the accounts receivable balance was unbilled due to the customer’s payment terms. On December 31, 2015, the amount of unbilled revenue was $1.1 million. The Company presents revenue from products and revenue from services in separate line items.

The product revenue line item includes revenue generated from stand-alone software products. In the services revenue line item, the Company includes revenue generated from maintenance and consulting fees and revenue accounted for pursuant to ASC 605-20. Tax collected from customers and remitted to government authorities (including VAT) are presented in the income statement on a net basis.

K.	Advertising Costs:

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $78 and $151 thousand, respectively.

L.	Income Taxes:

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

M.	Loss Per Share:

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

N.	Concentration of credit risks:

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

O.	Fair value measurement:

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

Comprehensive loss includes only net income.

Q.	Treasury Shares:

In the past, the Company repurchased its ordinary shares from time to time on the open market and they are currently held as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity. When treasury shares are used as consideration for share based payment the reduction is based on average purchase cost.

R.	Recently Issued Accounting Pronouncements

1.	Adopted in current period:

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-14”). The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. The new standard had no effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2016. The new standard had no effect on the Company’s consolidated financial statements.

2.	Not yet adopted in current period:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, principal versus agent considerations and other narrow technical corrections.

The new revenue standard (and its related amendments) are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted for reporting periods (interim and annual) beginning after December 15, 2016. The standard permits two methods of adoption: retrospectively to each reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company expects to adopt the standard in the first quarter of 2018 under the modified retrospective transition method. Based on the analysis conducted to date, the Company does not believe the adoption of the standard will have a material impact on its consolidated financial statements. However, the Company does have a few contracts that are comprised of a license agreement and related maintenance support, which are currently immaterial. Other similar contracts might be material in future periods, therefore, the Company is still assessing the potential impact of these contracts.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2018 with early adoption permitted. The amendments must be adopted using a modified retrospective approach. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13. This update replaces the incurred loss impairment methodology in current U.S. GAAP for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the guidance requires to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2019. Early adoption is permitted as of reporting periods beginning after December 15, 2018, including in interim periods. The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15. This update addresses whether to present certain specific cash flow items as operating, investing or financing activities. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017. Early adoption is permitted. The amendments will be applied retrospectively to each period presented. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-16. This update removes the current exception in US GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017, with early adoption permitted. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18. This updates provides guidance on the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows under Topic 230, Statement of Cash Flows. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017 with early adoption permitted. The amendments will be applied retrospectively to each period presented. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements

Note 2 – Business Combinations:

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

Zulu Intercompany Merger

On April 23, 2015, the Company completed the intercompany merger (the “Zulu Intercompany Merger”) of their majority-owned subsidiary (71.8% ownership), Zulu Software, Inc. with and into the Company’s wholly-owned subsidiary, MS Modernization Services, Inc. as part of an internal organizational restructuring.  The name of the surviving subsidiary is MS Modernization Services, Inc.  As a result of the intercompany merger, ModSys International Ltd. owns 88.7% of the surviving subsidiary, MS Modernization Services, Inc. The transaction was accounted for as an equity transaction with non-controlling interests.

Note 3 - Fair Value Measurement:

Items carried at fair value as of December 31, 2016 and 2015 are classified in the table below in one of the three categories described in Note 1 N2.

	Fair value measurements using input type
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$410	-	-	$410
Restricted cash	254	-	-	254
Intangible Assets	-	-	2,361	2,361
	$664	$-	$2,361	$3,025

Nonrecurring Fair Value Measurements

The Company’s goodwill is measured at fair value on a nonrecurring basis when impairment indicators are present.  The categorization of the framework used to estimate the fair value is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  The goodwill is adjusted to fair value only when the carrying values exceed its fair value.  Based on the results of the Company’s annual impairment tests completed during the year ended December 31, 2016, the Company determined that goodwill was impaired. As a result, the Company recognized impairment charges of $11.6 million during the year ended December 31, 2016.

	Fair value measurements using input type
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,479	-	-	$1,479
Restricted cash	4	-	-	4
Intangible Assets			3,175	3,175
	$1,483	$-	$3,175	$4,658

Note 4 - Property and Equipment, Net:

Composition of property and equipment, grouped by major classifications:

	December 31,
	2016	2015
	(in thousands)
Cost:
Computers and peripheral equipment	$4,590	$8,726
Office furniture and equipment	411	537
Leasehold improvements	432	268
Motor vehicles	17	25
	5,450	9,556
Accumulated Depreciation:
Computers and peripheral equipment	4,562	8,576
Office furniture and equipment	406	441
Leasehold improvements	432	268
Motor vehicles	17	25
	5,417	9,310
	$33	$246

Depreciation expenses totaled $234 and $86 thousand for the years ended December 31, 2016 and 2015, respectively.

Note 5 - Goodwill:

The change in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(in thousands)
Balance as of January 1
Goodwill	$67,618	$67,618
Accumulated impairment losses at the beginning of the period	(41,815)	(41,815)
	25,803	25,803
Changes during the year
Goodwill impairment*	(11,646)	-

Balance as of December 31
Goodwill	67,618	67,618
Accumulated impairment losses at the end of the period	(53,461)	(41,815)
	$14,157	$25,803

*see also note 1G

Note 6 - Intangible Assets, Net:

Composition:

	Useful life	December 31,
	(years)	2016	2015
		(in thousands)
Original amount:
Technology*	5	$51,494	$51,494
Customer related and backlog*	0.8 to 9	5,313	5,313
Others		14	14
		56,821	56,821
Accumulated Depreciation:
Technology**		49,147	48,333
Customer related and backlog		5,313	5,313
		54,460	53,646
		$2,361	$3,175

*	The amounts of technology and backlog from the Ateras Merger are $5.2 million and $345 thousand, respectively.
**	Includes impairment to amortization expense of $182 thousand for 2016 and $1.5 million for 2015. (See also Note 1G).

Note 7 - Accrued Severance Pay, Net:

A.	Accrued Liability:

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

U.S. employees are eligible to participate in a 401(k) retirement plan. Under the plan, employees may elect to defer a portion of their salary from taxes and invest it for retirement. The Company may, on a discretionary basis, make matching contributions to the employee deferrals. There was a discretionary contribution of $0 and $51 thousand in 2016 and 2015, respectively.

The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2016	2015
	(in thousands)
Accrued severance pay	$593	$555
Amount funded	(355)	(323)
	$238	$232

B.	Expenses:

The expenses related to severance pay for the years ended December 31, 2016 and 2015, were $91 and $85 thousand, respectively.

Note 8 - Loans from Banks and Others:

A.	Credit Facility

In September 2014, the Company entered into an amendment to the Company’s existing loan agreement with Comerica Bank to: (i) increase the non-formula revolving line up to the amount of $2 million backed by guarantees; (ii) increase the borrowing base revolving line amount up to $1.5 million upon the closing of the Ateras merger; and (iii) extend the loan maturity date to December 31, 2015. The amendment has a financial covenant for a minimum liquidity ratio. The Company’s obligations under the amendment are secured by a security interest in the Company’s copyrights, trademarks, and patents. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

In May 2015, the Company entered into an additional amendment to the Company’s existing loan agreement with Comerica Bank to: (i) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2016; (ii) require us to raise new equity, on terms and from investors satisfactory to the lender, of not less than $2.5 million on or before December 31, 2015; and (iii) increase the number of trade accounts for which the concentration limit is not applicable. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

On March 16, 2016 , the Company entered into the Fifth Amendment to the existing loan agreement with Comerica Bank to: (i) waive the liquidity covenant violations of September and December 2015; (ii) extend the maturity date of the non-formula revolving line and the revolving line to June 30, 2017; (iii) amend the definition of eligible accounts receivable; (iv) waive the equity event of $2.5 million on or before December 31, 2015; (v) add a new six month rolling EBITDA covenant and (vi) limit the amount of cash transfer to the parent company. The remaining substantive provisions of the credit facility were not materially changed.

On August 4, 2016, the Company entered into the Sixth Amendment to the existing loan agreement with Comerica Bank to: (i) extend the maturity date of the non-formula revolving line and the revolving line to July 1, 2018; (ii) amend the EBITDA covenant requirements; and (iii) change the definition of liquidity to include a requirement to have a minimum balance of cash in Comerica Bank of $250 thousand at the end of each month. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

On February 15, 2017, the Company entered into the Seventh Amendment to the existing loan agreement with to: (i) increase the amount of credit available on the non-formula line to $3.0 million; (ii) extend the maturity date of the non-formula revolving line and revolving line to February 15, 2019; (iii) amend the EBITDA covenant requirements; (iv) decrease the revolving line amount of credit available to $1.0 million from $1.5 million; and (iv) amend the definition of a new equity event. The remaining substantive provisions of the credit facility were not materially changed by this amendment.

As of December 31, 2016, we had borrowed $2.0 million against our non-formula revolving line and $533 thousand against the revolving line. The principal terms of the agreement are as follows:

●	non-formula revolving line in the amount up to $2.0 million backed by a guarantee from two of the major shareholders;

●	revolving line (accounts receivable based) loan in the amount up to $1.5 million;

●	both the non-formula revolving line and revolving line loan are at market based interest rates based on Prime + a margin; and

●	financial covenant for a minimum bank debt liquidity coverage ratio, calculated as a ratio of liquidity to all indebtedness , other than indebtedness that is guaranteed, to the bank.

There is a financial covenant for a minimum liquidity ratio. There are some restrictions on cash balances to be held within banks other than Comerica. As of December 31, 2016, the Company was in compliance with these restrictions.

B.	Composition:

	Average interest rate		December 31,
	as of		2016	2015
	December 31, 2016	Linkage basis	Total long-term liabilities net of current portion
	%		(in thousands)
Loan from bank	4.25	$	$2,523	$2,702
Related party promissory note	2.00	$	$220	$220
Ministry of Production in Italy (Note 9 A3)	0.87		€64	102
Current portion			(785)	(2,736)
Long term portion			$2,022	$288

C.	Long-term Loans from banks and others are due as follows:

	December 31,
	2016	2015
	(in thousands)
First year (current portion)	$785	$2,736
Second year	32	254
Third year	1,990	34
Fourth year and thereafter	-	-
Total	$2,807	$3,024

Note 9 - Commitments and Contingencies:

A.	Commitments

1.	Lease. The Company leases its offices, vehicles and, other equipment under various operating lease agreements. Rent expenses for the years ended December 31, 2016 and 2015 were $319 and $345 thousand, respectively. Aggregate minimum rental commitments under non-cancelable leases as of December 31, 2016 were as follows:

	Office Facilities	Vehicles, Equipment, and Other
	(in thousands)
Fiscal 2017	$231	$32
Fiscal 2018	189	32
Fiscal 2019	74	-
Fiscal 2020	36	-
Fiscal 2021	26	-
	$556	$64

2.	Israel’s Office of the Chief Scientist. One of the Company’s subsidiaries has entered into agreements with Israel’s Office of the Chief Scientist, or OCS. This subsidiary is obliged to pay royalties to the OCS at a rate of 18pt on sales of the funded products, up to 100% of the dollar-linked grant received in respect of these products from the OCS. As of December 31, 2016, the contingent liability that was not recognized amounted to $177 thousand.

3.	Ministry of Production in Italy. In July 2007, the Company’s subsidiary, Blue Phoenix I-Ter S.R.L. (“I-Ter”), received an amount of $585 thousand from the Ministry of Production in Italy for I-Ter’s Easy4Plan product. Easy4Plan is a workflow management tool designed for ISO9000 companies. 36.5% of the funds received constitute a grant, and the remaining 63.5%, is a 10-year loan to be repaid by I-Ter in annual installments until September 2018. The loan bears a minimal annual interest of 0.87% and is linked to the euro. As of December 31, 2016, the remaining loan balance was $64 thousand.

B.	Contingencies

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

The Company’s shares began trading in the United States on the NASDAQ Global Market on January 31, 1997 under the symbol “BPHX.”.  In December 2014, in connection with a change of our corporate name, we changed our symbol to “MDSY.” In January 2016, the Company moved to the NASDAQ Capital Market under the symbol “MDSY.”

On November 25, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Columbia Pacific Opportunity Fund, LP, Prescott Group Aggressive Small Cap Master Fund and Mindus Holdings, Ltd. (the “Investors”), providing for the issuance in a private placement to the Investors thereunder an aggregate amount of (1) 500,000 preferred shares and (2) warrants to purchase an aggregate of 250,000 ordinary shares of the Company. These warrants have an exercise price of $0.01 per share, and may be exercised in whole or part at any time for two years after issuance. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, calculated based on amount of $2.00 per share, subject to adjustment for stock splits, combinations, recapitalizations and the like. The preferred shares are convertible into the Company’s ordinary shares on a one-to-one basis at the option of the holder. Should the volume weighted average price of the ordinary shares be $5.00 or more for ten consecutive trading days at any time two years from the date of issuance, the preferred shares will be automatically converted into ordinary shares at the adjusted $2.00 share price. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the preferred shares are entitled to a preferential payout of $3.00 per share. The fair value of the preferred shares was determined to be $2,688,375 as of December 31, 2015, and the fair value of the warrants was determined to be $540,528 as of December 31, 2015. The purchase price of $1.0 was prorated between the preferred shares and warrants based on their respective fair values. The Company followed the guidance in ASC  480-10-25 and followed the whole instrument analysis approach when analyzing if the preferred shares are more akin to debt or to equity and concluded that the preferred shares are more akin to equity. The Company followed the guidance in ASC 815 and concluded that the conversion feature should not be separated and accounted for the transaction as an embedded derivative.

A beneficial conversion feature (“BCF”) arises since the conversion price of the convertible preferred shares is less than the fair value of ordinary share (the preferred shares are convertible into the Company’s ordinary shares on a one-to-one basis). The BCF is calculated based on the intrinsic value as the difference between the effective conversion price (between the preferred shares and ordinary shares) and the market value on the date the preferred shares were issued, multiplied by the number of shares into which the preferred shares are convertible. The BCF from the issuance of the convertible preferred shares resulted in $332 thousand being recorded in the Company’s shareholders’ equity as a reduction of the retained earnings and an increase to preferred shares.

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

Concurrent with the closing of the purchase of the preferred shares and warrants, the Company issued 625,000 ordinary shares to Prescott Group Aggressive Small Cap Master Fund pursuant to the Amended and Restated Securities Purchase Agreement dated as of November 22, 2013 between the Company and Prescott Group Aggressive Small Cap Master Fund, as if such sale and issuance had occurred prior to November 22, 2015. This was approved by the Company’s shareholders on December 29, 2015.

On December 29, 2015, the Company’s shareholders also approved the issuance of 45,082 warrants for our ordinary shares with an exercise price of $0.01 per share for an amendment to a promissory note. Fifty percent (50%) of these warrants vested on issuance while the remaining 50% vested on February 24, 2016. At the same shareholder meeting, the shareholders approved the issuance of 409,837 warrants for the Company’s ordinary shares with an exercise price of $0.01 per share for the issuance of guarantees of our term note with Comerica Bank. Fifty percent (50%) of these warrants vested on issuance while the remaining 50% vested on February 24, 2016. The fair value of these warrants was determined to be $982,625 as of December 31, 2015 and is considered an expense of the financing.

On December 29, 2016, the Company entered into a Share Purchase Agreement with Prescott Group Aggressive Small Cap Master Fund (Prescott), providing for the issuance to Prescott in a private placement of 378,788 ordinary shares at a purchase price of $0.66 per ordinary share, for total proceeds to the Company of $250 thousand. The issuance and sale of the shares occurred on December 29, 2016.

Also on December 29, 2016, in connection with the preferred share transaction in 2015, the Company issued 40,000 preferred shares to Columbia Pacific Opportunity Fund, Prescott Group Aggressive Small Cap Master Fund an Mindus Holdings in accordance with the rights, preferences and privileges of the preferred shares issued in the 2015 private placement. The preferred shares carry an 8% per annum cumulative dividend payable in kind by additional preferred shares, subject to adjustment for stock splits, combinations, recapitalizations and the like.

As of December 31, 2016, the Company holds a total of 33,239 of its shares in treasury with a value of $1.8 million. All of the Company’s ordinary shares have equal voting rights. However, under applicable Israeli law, the shares held by the Company have no voting rights and, therefore, are excluded from the number of its outstanding shares. Since 2010, the Company uses these treasury shares from time to time for the issuance of shares pursuant to exercise of options and vested RSUs to meet the Company’s ordinary share requirements for its stock benefit plans. In March 2008, the board of directors approved two buy-back programs. Under the buy-back programs, the Company may purchase its shares from time to time, subject to market conditions and other relevant factors affecting the Company. In 2009, the Company repurchased 11,249 of its shares for an aggregate amount of $1.7 million under the buy-back programs.

B.	Share Options:

1.	Employee Share Option Plans:

Stock-based compensation plans comprise employee stock option plans and restricted stock units (“RSUs”) to employees, officers and directors. The purpose of the plans is to enable the Company to attract and retain qualified personnel and to motivate such persons by providing them with an equity participation in the Company.

As of December 31, 2016, the Company has two share-based compensation plans: (a) the 1996 Share Option Plan, and (b) the 2007 Award Plan. Both plans are described below. The compensation costs that were charged to income for those plans amounted to $364 and $426 thousand for 2016 and 2015, respectively.

In 1996, the Company adopted the 1996 Share Option Plan. Pursuant to the 1996 Share Option Plan, as amended, the Company reserved 1,050,000 ordinary shares for issuance to directors, officers, consultants and employees of the Company and its subsidiaries. The exercise price of the options granted under the 1996 Share Option Plan ranges from $1.8 to $20. As of December 31, 2016, 174,023 stock options remain available for future awards.

Under the 1996 Share Option Plan, unless determined otherwise by the board, options vest over a three to four years’ period from the date of grant and expire 10 years after grant date. Unvested options are forfeited 30-90 days following termination of employment. Any options that are forfeited before expiration become available for future grants.

The following table summarizes information about share options outstanding and exercisable as of December 31, 2016:

Options Outstanding		Options Exercisable
Number Outstanding on December 31, 2016	Weighted Average Remaining Contractual Life Years	Number Exercisable on December 31, 2016	Exercise Price
			$
300,000	5.32	300,000	1.80

Data related to the 1996 Share Option Plan as of December 31, 2016 and 2015 and changes during the years ended on those dates are as follows:

	2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		$		$
Options outstanding at the beginning of year	300,000	1.80	393,850	2.89
Changes during the year:
Forfeited	-		(93,850)	6.36
Options outstanding at end of year	300,000		300,000
Options exercisable at year-end	300,000		300,000

*	The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model. There were no options granted or exercised in 2016 and 2015.

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

In 2007, the Company adopted the 2007 Award Plan (RSU plan). In 2016 and 2015, under the RSU plan, as amended, the Company granted 198,000 and 263,000 RSUs, respectively. Under the RSU plan, unless determined otherwise by the board of directors, RSUs vest over a three years’ period from the date of the grant.  There were no RSUs approved for immediate vesting on grant date in 2016 or 2015.

Data related to the restricted stock units as of December 31, 2016 and 2015 and changes during the year were as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
RSUs outstanding at the beginning of the year	360,444	219,414
Changes during the year:
Granted *	198,000	263,000
Vested	(138,569)	(107,370)
Forfeited	(167,097)	(14,600)
RSUs outstanding at the end of the year	252,778	360,444
Weighted average fair value at grant date	$1.90	$1.74

*	The fair value of RSUs is established based on the market value of the Company’s stock on the date of the award. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method.

C.	Dividends:

The Company has not paid any cash dividends on its ordinary shares in the past and does not expect to pay cash dividends on its ordinary shares in the foreseeable future.

The Company paid share dividends on its preferred shares which carry an 8% per annum cumulative dividend payable in kind by additional preferred shares.

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

Taxable income of Israeli companies is subject to tax at the rate of 25% and 26.5% in 2016 and 2015, respectively.

In December 2016, the Israeli government published the Economic Efficiency Law (2016) (legislative amendments to accomplish budget goals for the years 2017 and 2018) According to which, in 2017 the tax rate will decrease by 1% and starting 2018 by 2%; so that the tax rate will be 24% in 2017 and 23% in 2018 and onwards. Accordingly, the tax rate will be 24% in 2017 and 23% in 2018 and onwards.

The Company has received final tax assessments through 2011.

B.	Deferred tax assets and liabilities:

Deferred tax reflects the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2016 and 2015, the Company’s deferred taxes were in respect of the following:

	December 31,
	2016	2015
	(in thousands)
Net operating losses carry forwards	$34,924	$32,303
Provisions for employee rights and other temporary differences	65	55
Deferred tax assets before valuation allowance	34,989	32,358
Valuation allowance	(34,989)	(32,358)
Deferred tax assets (liability), net	$-	$-

C.	Loss before Income Taxes is composed as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Domestic (Israel)	$(6,148)	$(2,724)
Foreign	(6,816)	(3,377)
Total loss before income taxes	$(12,964)	$(6,101)

D.	Provision for Taxes:

	Year ended December 31,
	2016	2015
	(in thousands)
Current:
Domestic (Israel)	$-	$-
Foreign	13	18
	13	18
Taxes related to prior years	9	23
Total provision for income taxes	$22	$41

*	In 2016 and 2015, mainly related to withholdings tax for prior years that cannot be realized due to liquidation of subsidiaries as non-future estimated taxable income.

E.	Uncertain Tax Position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2016 and 2015. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

F.	A reconciliation between statutory tax to effective tax, assuming all income is taxed at the regular rates and the actual tax expense is as follows:

	December 31,
	2016	2015
	(in thousands)

Loss before income taxes, per consolidated statements of income	$(12,964)	$(6,101)
At the principal tax rate of the group (25% and 26.5% 2016 and 2015, respectively)	3,241	1,617
Decrease in taxes resulting from the following differences:
Carry-forward losses for which the Company provided valuation allowance	(2,622)	1,758
Effect of different tax rates in foreign subsidiaries	(606)	(3,357)
Taxes related to previous years	9	23
Non-deductible expenses	-	-
Income tax expense (benefit) in the consolidated statements of income for the reported year	$22	$41
Effective Tax rate	0%	0%

G.	Tax Losses:

The Company and its subsidiaries have NOL carry forwards for income tax purposes as of December 31, 2016 of approximately $120 million. Approximately $82 million were generated in Israel with no expiration date and the rest outside of Israel.

Note 12 - Supplementary Financial Statement Information:

A.	Balance Sheets:

1.	Trade Accounts Receivables:

	December 31,
	2016	2015
	(in thousands)
Trade accounts receivable	$2,306	$2,020
Less allowance for doubtful accounts	-	-
	$2,306	$2,020

For the year ended December 31, 2016 and 2015, the Company deducted from the allowance (bad debts) $0 and $31 thousand.

2.	Other Current Assets:

	December 31,
	2016	2015
	(in thousands)
Prepaid expenses	$148	$53
Short-term lease deposits	-	11
Government departments and agencies	89	56
	$237	$120

3.	Other Current Liabilities:

	December 31,
	2016	2015
	(in thousands)
Government departments and agencies	$173	$13
Employees and wage-related liabilities	493	669
Accrued expenses and other current liabilities	249	277
	$915	$959

4.	The Company’s Long-lived Assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Israel	$17	$32
U.S.A.	12	114
Europe and other	4	100
	$33	$246

Long-lived assets information is based on the physical location of the assets at the end of each of the fiscal years. It is comprised from the Company’s property and equipment and technology intangible asset. The Company does not identify or allocate goodwill by geographic areas.

B.	Statements of Operations:

1.	Geographic Areas Information:

Sales: Classified by Geographic Areas:

The Company adopted FASB ASC Topic 280, “segment reporting”. The Company operates in one operating segment (see Note 1 for a brief description of the Company’s business). The total revenue is attributable to geographic areas based on the location of end customers.

The following present total revenue for the years ended December 31, 2016 and 2015 by geographic area:

	Year ended December 31,
	2016	2015
	(in thousands)
North America	6,306	6,501
Europe	4,387	2,852
Israel	288	454
Total Revenue	$10,981	$9,807

2.	Principal Customers:

There were two customers that represented 18.1% and 10.3% of the Company’s total revenue in 2016. There were three different customers that represented 21.6%, 13.7% and 12.4% of the Company’s total revenue in 2015.

3.	Financial Expenses, Net:

	Year ended December 31,
	2016	2015
	(in thousands)
Foreign currency translation adjustments (see Note 1A3)	$165	$(22)
Interest expense	147	156
Grant of warrants to shareholders	-	983
Financial Expenses, Net	$312	$1,117

C.	Loss Per Share:

Basic and diluted loss per share (“EPS”) was computed based on the average number of shares outstanding during each year. No effect was given to potential instruments such as: share options unvested, RSUs, preferred shares and warrants since their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net earnings per share attributable to ModSys International Ltd.:

	Year ended December 31,
	2016	2015
	(in thousands, except per share data)
1. Numerator:
Amount for basic and diluted loss per share	$(12,180)	$(5,814)
Dividend in kind	(83)	-
	(12,263)	(5,814)

2. Denominator:
Denominator for basic net loss per share - weighted average of shares	18,657,653	17,906,723

Effect of dilutive securities	$-	$-

Denominator for diluted net earnings per share - weighted average shares and assuming dilution	18,657,653	17,906,723

Basic and diluted loss per share attributed ModSys International Ltd.	$(0.66)	$(0.32)

Note 13 – Subsequent Events:

On January 3, 2017 the Company announced the appointment of Brandon Edenfield to the position of President and Chief Executive Officer, effective January 2, 2017. Mr. Edenfield will receive an annual base salary of $300,000. Within six months of January 2, 2017, and subject to the sole discretion and determination of the Board of Directors of the Company and, to the extent required, shareholder approval, the Company will grant Mr. Edenfield an option to purchase 1,750,000 ordinary shares pursuant to the terms of the Company’s 2007 Award Plan. The strike price of the Stock Options shall be equal to the fair market value on the date of grant. The Stock Options shall vest under the criteria as set out by the Board. Matt Bell ceased to serve as the Company’s President and Chief Executive Officer as of January 2, 2017. Mr. Edenfield’s employment agreement is subject to shareholder approval.

On January 6, 2017, the Company received a notice from NASDAQ stating that the Company has not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, December 31, 2015, and therefore, the Company does not comply with NASDAQ Listing Rule 5620(a) (the “Annual Meeting Rule”). The notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on NASDAQ. On February 15, 2017 the Company issued a preliminary proxy statement and set a shareholder meeting for March 29, 2017. This shareholder meeting will bring the Company in compliance with NASDAQ listing requirements.

On February 14, 2017, the Company entered into two Share Purchase Agreements with Columbia Pacific Opportunity Fund, LP, providing for the issuance of ordinary shares in a private placement. The first Share Purchase Agreement is for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting to for aggregate purchase price of US $500,000. The closing of the First Agreement will take place on April 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions. In addition, the Company entered in to a second Share Purchase Agreement (“Second Agreement”) for the issuance of 757,575 ordinary shares of the Company, par value NIS 0.04 per share, at a price equal to $0.66 per share amounting for an aggregate purchase price of US $500 thousand. In the event that the volume weighted average price of the ordinary shares for the thirty days prior to July 1, 2017, as reported by Bloomberg Financial L.P. (“VWAP”) is lower than the $0.66, then the price per share shall be equal to the higher of (i) the VWAP and (ii) $0.50, and the number of shares shall be adjusted to equal the purchase price divided by the adjusted price per share. The closing of the Second Agreement will take place on July 1, 2017, subject to approval of the Company’s shareholders and other customary closing conditions.

Also on February 15, 2017 the Company entered into the Seventh Amendment to the existing loan agreement with Comerica Bank to: (i) increase the amount of credit available on the non-formula line to $3.0 million; (ii) extend the maturity date of the non-formula revolving line and revolving line to February 15, 2019; (iii) amend the EBITDA covenant requirements; (iv) decrease the revolving line amount of credit available to $1.0 million from $1.5 million; and (iv) amend the definition of a new equity event.

In connection with the increased line of credit from $2.0 million to $3.0 million described above as part of the Amendment, the Company agreed to issue warrants to purchase 378,788 ordinary shares to Prescott Group Aggressive Small Cap Master Fund in exchange for extending a guaranty for 2017. In addition, the Company agreed to issue warrants to purchase 735,294 ordinary shares to Columbia Pacific Opportunity Fund, LP and 441,176 ordinary shares to Prescott Group Aggressive Small Cap Master Fund in exchange for the guaranty of the Existing Agreement for 2016 and 2017. Each of the warrants has an exercise price of $0.01 per share and has a three-year term from the date of grant.

The issuance of the warrants is contingent upon approval of the Company’s shareholders.

